Form 10-Q
period 1999-06-30
WHITEHALL LTD INC
filed 1999-09-13
CIK 839848

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10 - Q

                                 CURRENT REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30, 1999



                             WHITEHALL LIMITED, INC.
                    (F/K/A/ CAMBRIDGE UNIVERSAL CORPORATION)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Florida*                 33-24387               84-1092599
        --------                 --------               ----------
State of other jurisdic-       (Commission             (IRS Employer
 tion of incorporation         File Number)          Identification No.)


                               290 Cocoanut Avenue
                             Sarasota, Florida 34236
                             -----------------------
          (Address of principal executive offices, including zip code)


                                  941/954-1181
                                  ------------
              (Registrant's telephone number, including area code)




*  initially formed under the laws of the State of Colorado

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION


                    MANAGEMENT REPORT ON FINANCIAL STATEMENTS

                                  June 30, 1999



TO ALL READERS OF THE ATTACHED FINANCIAL DATA:


The Company has prepared the attached Interim Consolidated Balance Sheet and Interim Consolidated Statement of Stockholders Equity as of June 30, 1999, and the Interim Consolidated Statement of Income and Retained Earnings (Deficit) and Interim Consolidated Statement of Cash Flows for the Quarter then ended.

The Management of the Company has reviewed the accompanying Financial Data and the related Stockholder actions and Board of Directors Resolutions and to the best of their knowledge and belief they fairly represent the Financial Condition of the Company and Results of Operations for the quarter presented.

It should be duly noted that all of the attached Financial Data hereinafter presented is totally without the benefit of Independent Audit.


                                               WHITEHALL LIMITED, INC.


                                                    ITS MANAGEMENT

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION


                      INDEX TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 1999


DESCRIPTION                                                 PAGE
----------------------------------------------------------------
Management Report                                              2



Balance Sheet                                                5-6



Statement of Stockholders' Equity                              7



Statements of Income And Retained Earnings (Deficit)           8



Statement of Cash Flows                                        9



Notes to Financial Statements                              10-12

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION





                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1999












                                                      As Presented by Management

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                       INTERIM CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1999



                                     ASSETS

CURRENT ASSETS
           Cash in Banks                                            $   358,498
           Due from affiliated companies                                179,874
           Due from stockholder                                          75,432
           Investments-(at cost)                                        403,609
                                                                    -----------

                        TOTAL CURRENT ASSETS                                     $ 1,017,413


CONSTRUCTION COSTS IN PROGRESS
           Land and development costs                               $ 4,004,239
           Homes under construction and furnished models              3,854,322
                                                                    -----------

                        TOTAL CONSTRUCTION COSTS IN PROGRESS                     $ 7,858,561


PROPERTY AND EQUIPMENT
           Office land and building                                 $   866,241
           Office furniture and fixtures                                 57,253
           Construction equipment                                        78,880
           Vehicles                                                      37,368
                                                                    -----------
                        TOTAL                                         1,039,742
           Less: Depreciation                                            27,496
                                                                    -----------

                        TOTAL PROPERTY AND EQUIPMENT                             $ 1,012,246

OTHER ASSETS
           Deposit on lot                                           $    50,000
           Prepaid model lease                                          112,246
           Miscellaneous                                                  2,260
                                                                    -----------

                        TOTAL OTHER ASSETS                                       $   164,506
                                                                                 -----------

                        TOTAL ASSETS                                             $10,052,726
                                                                                 ===========



                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                       INTERIM CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
           Accounts payable-trade                                   $   596,412
           Notes payable to banks                                       300,000
           Note payable (secured by office building)                    433,351
           Notes payable - other                                        300,000
           Land and development loans                                   860,400
           Construction loans payable                                 1,896,647
           Due to affiliated companies                                  238,697
           Customers' deposits                                          795,093
                                                                    -----------

                        TOTAL LIABILITIES                                        $ 5,420,600


NOTE PAYABLE TO STOCKHOLDER                                                      $ 2,500,000

STOCKHOLDERS' EQUITY
           Preferred stock $.10 par value authorized,
              100,000,000 shares: issued shares - none              $         0
           Common stock; $.10 par value authorized-
              500,000,000 shares; issued and
              outstanding 8,862,043 shares (Note 3)                     886,204
           Paid in capital                                            1,606,342
           Retained earnings (deficit)                                 (360,420)
                                                                    -----------

                        TOTAL STOCKHOLDERS' EQUITY                               $ 2,132,126
                                                                                 -----------

                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $10,052,726
                                                                                 ===========





                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                                                                 RETAINED
                                                       COMMON          STOCK                PAID-IN              EARNINGS
                                                       SHARES          AMOUNT               CAPITAL             <DEFICIT>
                                                       ------          ------               -------             ---------
BALANCE - JANUARY 1, 1999                            7,100,000         $190,448                     0             (190,448)

LESS:      Reverse Stock Split
           1 share for each 3 shares
           outstanding                               4,733,334                0                     0                    0
                                                  ------------------------------------------------------------------------

                                                     2,366,666          190,448                     0             (190,448)


ADD:       Common stock issued to
           acquire Whitehall Homes II, Inc.
           effective January 1, 1999                 4,608,268                0             2,302,098                    0


           Common stock issued to
           complete acquisition of
           Whitehall Homes II, Inc.                  1,887,109                0                     0                    0


           To adjust from no par common
           stock to $.10 par value common
           stock                                             0          695,756              (695,756)                   0


LESS:      Net <Loss> for the three months
           ended March 31, 1999                              0                0                     0              (27,499)
                                                  ------------------------------------------------------------------------


           RESTATED BALANCE AS OF
           MARCH 31, 1999                            8,862,043          886,204             1,606,342             (217,947)
                                                  =========================================================================



                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
         INTERIM CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

INCOME
           Sales of homes and lots                                                         $1,243,692
           Management fees                                                                    102,036
           Real estate commissions                                                             42,891
           Interest Income                                                                      2,432
           Joint Venture income                                                                 1,750
           Other                                                                               98,374
                                                                                           ----------

                        TOTAL INCOME                                                                            $1,491,175

COST OF HOMES AND LOTS SOLD                                                                                     $1,110,193
                                                                                                                ----------

                        NET INCOME (BEFORE OPERATING EXPENSES)                                                  $  380,982

OPERATING EXPENSES
           Selling and General                                                             $  240,924
           Personnel                                                                          128,487
           Office                                                                              85,082
           Real estate commissions                                                             20,470
                                                                                           ----------

                        TOTAL OPERATING EXPENSES                                                                $  474,963
                                                                                                                ----------

                        NET (LOSS) (BEFORE INTEREST
                           AND DEPRECIATION)                                                                    $  (93,981)

OTHER EXPENSE
           Interest                                                                        $   34,744
           Depreciation                                                                        13,748
                                                                                           ----------

                        TOTAL OTHER EXPENSE                                                                     $   48,492
                                                                                                                ----------

                        NET (LOSS) FOR THE PERIOD                                                               $ (142,473)

RETAINED EARNINGS (DEFICIT)
           Balance - March 31, 1999                                                                             $ (217,947)
                                                                                                                ----------

                              RETAINED EARNINGS (DEFICIT) - JUNE 30, 1999                                       $ (360,420)
                                                                                                                ==========

                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIOD APRIL 1, 1999 TO JUNE 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
           Net (Loss)                                                                      $ (142,473)
           Adjustments to reconcile net (loss) to net
              cash provided by operating activities
              Depreciation                                                                     13,748
           Increase/(decrease) in:
                        Land and development costs                                            (15,283)
                        Homes under construction and furnished models                        (424,289)
                        Customer deposits                                                     261,414
                        Vehicles                                                              (23,655)
                        Accounts payable and accrued liabilities                              107,794
                        Other assets                                                          (32,430)
                        Due from affiliates                                                   (47,493)
                        Due to affiliates                                                     (60,922)
                                                                                           ----------

                                    NET CASH PROVIDED (USED) BY
                                       OPERATING ACTIVITIES                                                      $(363,589)


CASH FLOWS FROM INVESTING ACTIVITIES
           Net cash provided by investing activities                                       $    3,733

           Net cash from borrowings:
              Land and development loans                                                      372,900
              Construction loans                                                              362,210
              Notes payable                                                                   (21,071)
              Stockholder loans                                                              (144,786)
                                                                                           ----------

                                    NET CASH FLOWS FROM
                                       BORROWING                                                                 $ 572,986
                                                                                                                 ---------

NET CASH (INCREASE)                                                                                              $ 209,397

CASH IN BANK - APRIL 1, 1999                                                                                     $ 149,101
                                                                                                                 ---------

CASH IN BANK - JUNE 30 ,1999                                                                                     $ 358,498
                                                                                                                 =========


                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999


NOTE I -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LINE OF BUSINESS

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary WHITEHALL HOMES, II, INC. after elimination of significant inter-company accounts and transactions.

     Significant accounting policies and line of business have not changed from March 31, 1999.

NOTE II -  DEBT

     The Company increased debt due to significant increase in building operations, but substantially within its established lines of credit. All notes payable are current.

NOTE III - STOCKHOLDERS EQUITY

Stockholders' meeting: on June 17, 1999 the Stockholders of the Company approved the following resolutions, effective January 1, 1999:

1. To authorize the Board of Directors of the Company as presently constituted to take such action as is necessary to permit the Company to be domiciled and subject to the Florida Business Corporation Act (the "Florida Act"), which action is expected to involve action by the Board of Directors of the Company to qualify the Company as a foreign corporation authorized to do business in Florida and thereafter the adoption of the Florida Act pursuant to the provisions of the Florida Act.

2. To cause to be prepared and filed under the Florida Act and such statutes of Colorado as are still applicable Amended and Restated Articles of Incorporation of the Company pursuant to which the name of the Company will be changed to WHITEHALL LIMITED, INC. and the outstanding Common Stock of the Company will be reclassified whereby each three Shares presently outstanding will become one outstanding Share. The number of authorized shares of Common Stock and Preferred Stock to be set forth in such Amended and Restated Articles shall remain the same.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999



3. To authorize the Board of Directors to initiate and consummate a business combination between the Company and a Florida corporate entity known as Whitehall Homes II, Inc. pursuant to which combination Whitehall Homes II, Inc. is expected to become a wholly-owned operating subsidiary of the Company and the former shareholders of Whitehall Homes II, Inc. will be issued Shares which will constitute, upon issuance thereof, of not more than 61% of shares then outstanding as adjusted for such issuance.

4.       To ratify the adoption of new and successor Bylaws for the Company.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WHITEHALL LIMITED, INC.
                              (FKA CAMBRIDGE UNIVERSAL CORPORATION)




Date   9/2/99                         By /s/ Ronald Mustari
     ------------------                 ---------------------------------------
                                        Ronald Mustari, President
                                        and Chief Executive Officer