Form 10QSB
period 1999-09-30
WHITEHALL LTD INC
filed 2000-02-25
CIK 839848

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                  FORM 10 - QSB

                                 CURRENT REPORT

         Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

                             WHITEHALL LIMITED, INC.
                    (F/K/A/ CAMBRIDGE UNIVERSAL CORPORATION)
                    ----------------------------------------
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

                               September 30, 1999



TO ALL READERS OF THE ATTACHED FINANCIAL DATA:


The Company has prepared the attached Interim Consolidated Balance Sheet and Interim Consolidated Statement of Stockholders Equity as of September 30, 1999, and the Interim and Consolidated Statement of Income and Interim Consolidated Statement of Cash Flows for the periods then ended.

The Management of the Company has reviewed the accompanying Financial Data and the related Stockholder actions and Board of Directors Resolutions and to the best of their knowledge and belief they fairly represent the Financial Condition of the Company and Results of Operations for the periods presented.

It should be duly noted that all of the attached Financial Data hereinafter presented is totally without the benefit of Independent Audit.





                                   WHITEHALL LIMITED, INC.



                                        IT'S MANAGEMENT

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION


                      INDEX TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999


DESCRIPTION                                                                PAGE
-----------                                                                ----

Management Report                                                            2



Balance Sheet                                                              5-6



Statement of Stockholders' Equity                                            7



Statements of Income                                                         8



Statement of Cash Flows                                                      9



Notes to Financial Statements                                            10-11



Signatures                                                                  12



                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION









                          INTERIM FINANCIAL STATEMENTS


                               September 30, 1999


























                                                As Presented by Management

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                       INTERIM CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999


                                                    ASSETS
CURRENT ASSETS
           Cash in Banks                                                                     $276,769
           Due from affiliated companies                                                      234,147
           Due from stockholder                                                               452,380
                                                                                     -----------------

                        TOTAL CURRENT ASSETS                                                                      $963,296


CONSTRUCTION COSTS IN PROGRESS
           Land and development costs                                                      $3,813,052
           Homes under construction and furnished models                                    4,079,220
                                                                                     -----------------

                        TOTAL CONSTRUCTION COSTS IN PROGRESS                                                    $7,892,272


PROPERTY AND EQUIPMENT
           Office land and building                                                          $866,241
           Office furniture and fixtures                                                       57,253
           Construction equipment                                                              78,880
           Vehicles                                                                            37,368
                                                                                     -----------------
                        TOTAL                                                               1,039,742
           Less: Depreciation                                                                  28,024
                                                                                     -----------------

                        TOTAL PROPERTY AND EQUIPMENT                                                            $1,011,718

OTHER ASSETS
           Deposit on lot                                                                     $50,000
           Prepaid model lease                                                                158,622
           Miscellaneous                                                                        2,260
                                                                                     -----------------

                        TOTAL OTHER ASSETS                                                                        $210,882
                                                                                                          -----------------

                        TOTAL ASSETS                                                                           $10,078,168
                                                                                                          =================














                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                  INTERIM CONSOLIDATED BALANCE SHEETS (Page 2)
                            AS OF SEPTEMBER 30, 1999


Liabilities and Stockholders' Equity

Liabilities:
            Accounts Payable                                                         $    722,727
            Customers' Deposits                                                         1,014,577
            Due to Stockholders'                                                          133,982
            Due to Affiliates                                                             185,500
            Notes and Loans Payable:
                        Land and Development Loans                                        704,725
                        Construction Loans                                              1,979,337
                        Notes Payable                                                   1,275,096
                                                                                     ------------

                                     Total                                                                $  6,015,944
Note Payable to Stockholders                                                                                 2,096,393
                                                                                                          ------------
                                     Total Liabilities                                                       8,112,337

Stockholders' Equity:
            Preferred stock - $.10 Par Value, Authorized
               100,000,000 shares - none issued                                      $          0
            Common Stock - $.10 Par Value, Authorized
               500,000,000 shares; issued and outstanding 8,946,000 shares                894,600
            Paid In Capital in excess of Par Value                                      1,573,634
            Retained Earnings <Deficit>                                                  (502,403)
                                                                                     ------------

                                     Total Stockholders' Equity                                           $  1,965,831
                                                                                                          ------------

                                     Total Liabilities and Stockholders' Equity                           $ 10,078,168
                                                                                                          ============








                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                               of these statements

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                           Number           Amount          Capital in        Retained
                                                         of Common          Common           Excess of        Earnings
                                                           Shares           Shares           Par Value        <Deficit>
                                                       ------------      ------------      ------------    --------------

Balance - January 1, 1999                                 7,100,000      $    190,448                 0    $    (190,448)

   Less:    Reverse stock split:
            1 share issued for each
            3 shares exchanged                            4,733,333                 0                 0                0
                                                       ------------      ------------      ------------    -------------

Balance - After Reverse Stock Split                       2,366,667           190,448                 0         (190,448)

   Add:     Common Stock Issued to
            acquire Whitehall Homes,
            II, Inc., whereby it became a
            100% subsidiary of Whitehall
            Limited, Inc.                                 4,608,268                        $  2,277,786

            Common Stock issued to
            complete acquisition of
            Whitehall Homes II, Inc.                      1,971,065                                   0

            To set-up par value @.10
            per share                                            --           704,152          (704,152)
                                                       ------------      ------------      ------------    -------------

Balance - January 1, 1999                                 8,946,000      $    894,600      $  1,573,634    $    (190,448)


            Net Income <Loss> For The
               Three Months Ended,
                  March 31, 1999                                                                                 (27,499)
                  June 30, 1999                                                                                 (142,473)
                  September 30, 1999                                                                            (141,983)
                                                       -------------     ------------      -------------   -------------

Balance - September 30, 1999                              8,946,000      $    894,600      $  1,573,634    $    (502,403)
                                                       ============      ============      =============   =============

Net <Loss> Per Common Share:
                  March 31, 1999                                                                           $    (0.00307)
                  June 30, 1999                                                                            $    (0.01593)
                  September 30, 1999                                                                       $    (0.01587)
                                                                                                           -------------

                        Total Net <Loss> Per Common Share                                                       (0.03487)
                                                                                                           =============








                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                               of these statements

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999



INCOME
           Sales of homes and lots                                                         $1,706,126
           Management fees                                                                    153,070
           Real estate commissions                                                             56,242
           Interest Income                                                                      2,974
           Other                                                                               66,156
                                                                                     -----------------

                        TOTAL INCOME                                                                            $1,984,568

COST OF HOMES AND LOTS SOLD                                                                                     $1,648,728
                                                                                                          -----------------

                        NET INCOME (BEFORE OPERATING EXPENSES)                                                    $335,840

OPERATING EXPENSES
           Selling and General                                                               $176,236
           Personnel                                                                          101,343
           Office                                                                              76,453
           Real estate commissions                                                             64,299
                                                                                     -----------------

                        TOTAL OPERATING EXPENSES                                                                  $418,331
                                                                                                          -----------------

                        NET (LOSS) (BEFORE INTEREST
                           AND DEPRECIATION                                                                       ($82,491)

OTHER EXPENSE
           Interest                                                                           $45,480
           Depreciation                                                                        14,012
                                                                                     -----------------

                        TOTAL OTHER EXPENSE                                                                        $59,492
                                                                                                          -----------------

                        NET (LOSS) FOR THE PERIOD                                                                ($141,983)
                                                                                                          =================








                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                              of these statements.

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999



Cash Flows from Operating Activities:
   Net Income <Loss>                                                                  $        (144,983)
   Adjustments to reconcile net income <loss> to
      net cash provided by operating activities:
      Depreciation and Amortization                                                              14,012
      Increase/Decrease In:
            Land and Development Costs                                                          191,187
            Construction in Progress-Homes and Models                                          (224,898)
            Customers' Deposits                                                                 219,484
            Accounts Payable                                                                    126,315
            Property and Equipment                                                                    0
            Other Assets                                                                        (46,376)
            Due From/To Affiliates                                                             (145,262)
                                                                                        ----------------

                        Net Cash Provided (Used) By Operating Activities              $          (7,521)

Cash Flows From Investing and Financing Activities:
   Net <Decrease> in Joint Ventures                                                   $              (2)
   Net <Decrease> in Investment From Stockholder                                               (403,607)
                                                                                        ----------------

                        Net Cash Flows From Investing Activities                      $        (403,609)

Net Financing Activities:
   Land and Development Loans                                                         $        (155,675)
   Construction Loans                                                                            82,690
   Notes Payable                                                                                241,745
   Stockholders' Loans - Net                                                                   (242,966)
   Note Payable - Stockholders                                                                  403,607
                                                                                        ----------------

                        Net Cash Flows Provided By Financing Activities               $         329,401
                                                                                        ----------------

                        Net Cash Flows Provided By (Used) in investing
                           and Financing Activities                                             (74,208)
                                                                                        ----------------

                        Net <Decrease> In Cash                                                  (81,729)

                        Cash in Banks - July 1, 1999                                            358,498
                                                                                        ----------------

                        Cash in Banks - September 30, 1999                            $         276,769
                                                                                        ================








                         The preceding management letter
                         and accounting notes to interim
                    financial statements are an integral part
                               of these statements

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
       NOTES TO THE INTERIM COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 1998 AND 1999


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         AND LINE OF BUSINESS

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of The Company and its wholly-owned subsidiary WHITEHALL HOMES, II, INC. after elimination of significant inter- company accounts and transactions.

         Significant accounting policies and line of business have not changed from June 30, 1999.

NOTE II - DEBT

         The Company increased debt due to significant increase in building operations, but substantially within its established lines of credit. All notes payable are current.

NOTE III - INVESTMENTS

         As of December 31, 1998, the major stockholders of the Company contributed a security investment account containing securities with an original cost basis of $403,607, and a fair value in excess of $500,000 as represented by management. Management has since decided these securities were not appropriate as an asset of the Company and have offset this amount as a reduction of Notes Payable -Stockholders.

NOTE IV - STOCKHOLDERS EQUITY

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

    2. To cause to be prepared and filed under the Florida Act and such statutes of Colorado as are still applicable

                             WHITEHALL LIMITED, INC.
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 1998 AND 1999


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 27        Financial Data Schedule. (for SEC use only)

         (b)  None.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WHITEHALL LIMITED, INC.
                                (FKA CAMBRIDGE UNIVERSAL CORPORATION)




Date         2/25/2000                  By: /s/ Ronald Mustari
    -------------------------------       ------------------------------------
                                                Ronald Mustari, President
                                                and Chief Executive Officer