Form 10QSB
period 1999-12-31
WHITEHALL LTD INC
filed 2000-02-28
CIK 839848

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                 FORM 10 - QSB

                                 CURRENT REPORT



        Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended December 31, 1999

                            WHITEHALL LIMITED, INC.
                    (F/K/A/ CAMBRIDGE UNIVERSAL CORPORATION)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Florida*                      33-24387                84-1092599
         --------                      --------                ----------
State of other jurisdiction          (Commission             (IRS Employer
     of incorporation                File Number)          Identification No.)



                              290 Cocoanut Avenue
                            Sarasota, Florida 34236
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                  941/954-1181
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




        * initially formed under the laws of the State of Colorado

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION



                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



TO ALL READERS OF THE ATTACHED FINANCIAL DATA:


The Company has prepared the attached Interim Consolidated Balance Sheet and Interim Consolidated Statement of Stockholders Equity as of December 31, 1999, and the Interim Consolidated Statement of Income and Retained Earnings (Deficit) and Interim Consolidated Statement of Cash Flows for the Quarter then ended.

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





                                      WHITEHALL LIMITED, INC.




                                          IT'S MANAGEMENT

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION



                     INDEX TO INTERIM FINANCIAL STATEMENTS
                               December 31, 1999



DESCRIPTION                                                                PAGE
-------------------------------------------------------------------------------

Management Report                                                             2


Balance Sheet                                                               5-6


Statement of Stockholders' Equity                                             7


Statements of Income and Retained Earnings (Deficit)                          8


Statements of Cash Flows                                                      9


Notes to Financial Statements                                                10


Signatures                                                                   11

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION










                          INTERIM FINANCIAL STATEMENTS

                               December 31, 1999
















                                                     As presented by Management

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                       INTERIM CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999



                                     ASSETS
CURRENT ASSETS
         Cash in Banks                                               $  418,117
         Due from affiliated companies                                  179,888
         Due from stockholder (Net)                                     161,640
         Investments-(at cost) (Note III)                               200,000
                                                                     ----------

                     TOTAL CURRENT ASSETS                            $  959,645
                                                                     ----------


CONSTRUCTION COSTS IN PROGRESS
         Land and development costs                                  $2,377,905
         Homes under construction and furnished models                4,363,579
                                                                     ----------

                     TOTAL CONSTRUCTION COSTS IN PROGRESS            $6,741,484
                                                                     ----------


PROPERTY AND EQUIPMENT
         Office land and building                                    $  866,241
         Office furniture and fixtures                                   57,253
         Construction equipment                                          78,880
         Vehicles                                                        86,018
                                                                     ----------
                     TOTAL                                            1,088,392
         Less: Depreciation                                              37,214
                                                                     ----------

                     TOTAL PROPERTY AND EQUIPMENT                    $1,051,178
                                                                     ----------

OTHER ASSETS
         Deposit on land                                             $   66,850
         Prepaid model lease and sales office                           154,458
         Miscellaneous                                                    3,733
                                                                     ----------

                     TOTAL OTHER ASSETS                              $  225,041
                                                                     ----------

                     TOTAL ASSETS                                    $8,977,348
                                                                     ==========



                        The preceding management letter
                        and accounting notes to interim
                   financial statements are an integral part
                              of these statements.

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                       INTERIM CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999



                   LIABILITIES AND STOCKHOLDERS EQUITY EQUITY
LIABILITIES
         Accounts payable-trade                                       $  933,822
         Notes payable to  banks                                         300,000
         Note payable (secured by office building)                       355,705
         Notes Payable (secured by equipment)                            109,473
         Notes payable - other                                           300,000
         Land and development loans                                      386,225
         Construction loans payable                                    2,196,610
         Customers' deposits                                           1,127,324
                                                                      ----------

                     TOTAL LIABILITIES                                $5,709,159
                                                                      ----------


NOTE PAYABLE TO STOCKHOLDER (NOTE IV)                                 $1,427,245
                                                                      ----------

STOCKHOLDERS' EQUITY
         Preferred stock $.10 par value authorized, 100,000,000 shares:       $0
            issued shares - none
         Common stock; $.10 par value authorized-
            500,000,000 shares; issued and
            outstanding 8,946,000 shares                                 894,600
         Paid in capital                                               1,573,634
         Retained earnings (deficit)                                    (627,290)
                                                                      ----------

                     TOTAL STOCKHOLDERS' EQUITY                       $1,840,944
                                                                      ----------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $8,977,348
                                                                      ==========








                        The preceding management letter
                        and accounting notes to interim
                   financial statements are an integral part
                              of these statements.

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE QUARTER ENDED DECEMBER 31, 1999



                                                                                         RETAINED
                                              COMMON         STOCK         PAID-IN       EARNINGS
                                              SHARES         AMOUNT        CAPITAL       <DEFICIT>
                                            ---------       --------      ---------      ---------

BALANCE - OCTOBER 1, 1999                   8,946,000       $894,600      1,573,634      (502,403)


ADD:  U-STORE IT ADJUSTMENT                                                                12,629
      (NOTE IV)


LESS: Net <Loss> for the three months
      ended December 31, 1999                                                            (137,516)
                                            -----------------------------------------------------


      Balance-December 31, 1999             8,946,000        894,600      1,573,634      (627,290)
                                            =====================================================























                        The preceding management letter
                        and accounting notes to interim
                   financial statements are an integral part
                              of these statements.

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
         INTERIM CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999


INCOME
         Sales of homes and lots                                     $2,937,092
         Interest Income                                                  1,581
         Other                                                           23,827
                                                                     ----------

                     TOTAL INCOME                                     2,962,500

COST OF HOMES AND LOTS SOLD                                           2,647,045
                                                                     ----------

                     NET INCOME (BEFORE OPERATING EXPENSES)             315,455
                                                                     ----------

OPERATING EXPENSES
         Selling and General                                           $134,008
         Personnel                                                      175,904
         Office                                                          94,457
         Real estate commissions                                         18,648
         Interest                                                        29,954
                                                                     ----------

                     TOTAL OPERATING EXPENSES                           452,971
                                                                     ----------

                     NET (LOSS) FOR THE PERIOD                        ($137,516)
                                                                     ==========

                     NET (LOSS) PER COMMON SHARE                       $0.01537
                                                                     ==========












                        The preceding management letter
                        and accounting notes to interim
                   financial statements are an integral part
                              of these statements.

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD OCTOBER 1, 1999 TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (Loss)                                                   ($  131,516)
         Adjustments to reconcile net (loss) to net
            cash provided by operating activities
            Depreciation                                                   15,819
         Increase/(decrease) in:
                   Land and development costs                           1,435,147
                   Homes under construction and furnished models         (284,359)
                   Customer deposits                                      112,747
                   Vehicles                                               (48,650)
                   Accounts payable and accrued liabilities               211,095
                   Other assets                                           (14,159)
                   Due from affiliates                                     54,259
                   Due to affiliates                                     (185,500)
                                                                      -----------

                           NET CASH PROVIDED (USED) BY                $ 1,164,883
                                                                      -----------



CASH FLOWS TO/FROM INVESTING ACTIVITIES
         Net cash provided for investing activities:
            Investment in securities                                  ($  200,000)
         Net cash from borrowings:
            Land and development loans                                   (318,500)
            Construction loans                                            217,273
            Notes payable                                                (209,918)
            Stockholder loans                                             156,758
            Note Payable-Stockholders (Note IV)                          (669,148)
                                                                      -----------

                           NET CASH FLOWS FROM
                           INVESTMENT ACTIVITIES                      ($1,023,535)
                                                                      -----------

NET CASH (INCREASE)                                                       141,348

CASH IN BANK - OCTOBER 1, 1999                                            276,769
                                                                      -----------

CASH IN BANK - DECEMBER 31, 1999                                      $   418,117
                                                                      ===========


                        The preceding management letter
                        and accounting notes to interim
                   financial statements are an integral part
                              of these statements.

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999





NOTE I -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LINE OF BUSINESS

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary WHITEHALL HOMES, II, INC. after elimination of significant inter-company accounts and transactions.

         Significant accounting policies and line of business have not changed from March 31, 1999, except as noted below.

NOTE II -  DEBT

         The Company increased debt due to significant increase in building operations, but substantially within its established lines of credit. All notes payable are current.


NOTE III - INVESTMENTS

         The Company has invested excess working capital in short term securities during this period in the amount of $200,000.


NOTE IV -  NOTE PAYABLE - STOCKHOLDERS

         The original agreement with Whitehall Homes, Inc., and eight other corporations and Whitehall Homes II, Inc. to purchase their assets less liabilities in exchange for common stock of Whitehall Homes II, Inc. will be amended, effective January 1, 1999, as follows:

         1. The corporation known as U-Store It, Inc. (A Florida Corporation), will be returned to the major stockholders since the nature of its business is inconsistent with the primary business of the Company.

         2. The original acquisition cost of $669,148 was charged to note payable - stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 27        Financial Data Schedule. (for SEC use only)

         (b)  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 WHITEHALL LIMITED, INC.
                                          (FKA CAMBRIDGE UNIVERSAL CORPORATION)






Date    February 25, 2000                      By: /s/ Ronald Mustari
    ------------------------------                -----------------------------
                                                   Ronald Mustari, President
                                                   and Chief Executive Officer