Form 10KSB
period 2000-03-31
WHITEHALL LTD INC
filed 2000-08-09
CIK 839848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000


                            WHITEHALL LIMITED, INC.
                            -----------------------
                 (Name of Small Business Issuer in its charter)


             Florida                                    84-1092599
             -------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 290 Cocoanut Avenue, Sarasota, Florida                   34236
 --------------------------------------                   -----
(Address of principal executive offices)                (Zip Code)


Issuer's Telephone Number (941) 954-1181
                         ----------------


Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE


Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $8,773,414

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The common stock of the Registrant is not presently trading.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,946,000 shares of common stock

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         The Registrant hereby incorporates by reference its Registration Statement on Form 10-SB, as amended by Amendments No. 1 and 2, and as filed with the United States Securities and Exchange Commission pursuant to Commission Rule 12b-23.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Registrant hereby incorporates by reference its Registration Statement on Form 10-SB, as amended by Amendments No. 1 and 2, and as filed with the United States Securities and Exchange Commission pursuant to Commission Rule 12b-23.


ITEM 3.  LEGAL PROCEEDINGS.

         NOT APPLICABLE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Registrant hereby incorporates by reference its Registration Statement on Form 10-SB, as amended by Amendments No. 1 and 2, and as filed with the United States Securities and Exchange Commission pursuant to Commission Rule 12b-23.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

         The Registrant was formerly known as Cambridge Universal Corporation which, during the time that it utilized such corporate name, was an inactively traded company existing under Colorado law until the business combination whereby the Registrant exchanged 4,608,268 shares of its common stock for all of the outstanding common stock of Whitehall Homes II, Inc. ("Whitehall"). Such 4,608,268 shares of common stock of the Registrant were issued to Mr. and Mrs. Ronald Mustari. The Registrant has continued the business of Whitehall, all as is more fully described in Item 1 to the Registrant Statement on Form 10-SB, as amended to date, and incorporated in this Annual Report by reference.

         The Registrant derives its revenues principally from the following activities:

         1.       Homes and lot sales;

         2.       Management fees;

         3.       Real estate commissions; and

         4. Income categorized as Other Income which has been principally derived from management fees, rentals, sales of furniture contained in models and deposit forfeitures.

The Registrant's operating expenses are principally comprised of the following categories:

         1.       Costs of homes and lot sales;

         2.       Selling and general administrative expenses;

         3.       Office costs consisting of salaries and general expenses;

         4.       Real estate commissions paid; and

         5.       Interest.

Results of Operations for the Year Ended March 31, 2000 Compared with the Results of Operations for the Fiscal Year Ended March 31, 1999

         The Registrant experienced revenues of $8,773,414 for the fiscal year ended March 31, 2000 compared to revenues of $4,373,471 for the fiscal year ended March 31, 1999, an increase of $4,399,943. The most significant component of such increase was the increase in sale of homes and lots which was reported at $8,582,410 for the fiscal year ended March 31, 2000 compared to $3,847,973 for the fiscal year ended March 31, 1999, an increase of $4,734,437. The Registrant attributes such increase to improved product and lot inventories and the favorable economic circumstances existing in Southwest Florida with respect to residential home construction and the marketing of the resultant residential units.

         The costs of homes and lots experienced by the Registrant for the fiscal year ended March 31, 2000 was $7,218,735 compared to $2,773,813 for the fiscal year ended March 31, 1999, an increase in year 2000 over year 1999 of $4,444,922. Cost of homes and lots remained fairly constant, however, during both of such years in terms of a percentage of sales of homes and lots. In such regard, costs of homes and lots as a percentage of sales of homes and lots was 84% for the fiscal year ended March 31, 2000 compared to 72% for the fiscal year ended March 31, 1999.

         Net income before operating expenses remained fairly constant for both of such fiscal years, being reported at $1,554,679 for the fiscal year ended March 31, 2000 and $1,599,658 for the fiscal year ended March 31, 1999.

         Total operating expenses for the fiscal year ended March 31, 2000 were $1,804,145 compared to $1,689,406 for the fiscal year ended March 31, 1999, an increase of $114,739. Operating expenses are summarized below:


                                                 March 31,            March 31,
                                                   2000                 1999
------                                          ----------           ----------

Selling and general                             $  542,243           $  622,538
Personnel                                          531,558              540,741
Office                                             394,935              219,447
Real estate commissions                            208,752              134,478
Interest                                           126,657              172,202

Total:                                          $1,804,145           $1,689,406


         For the fiscal year ended March 31, 2000, the Registrant sustained a net loss of $249,466 or $0.02789 per common share based upon 8,946,000 shares outstanding. This compared to a net loss for the fiscal year ended March 31, 1999 of $89,748 or $(0.01003) per common share based upon the same number of shares being outstanding.

ITEM 7.  FINANCIAL STATEMENTS.

         Included with this Annual Report on Form 10-KSB are the audited financial statements for the Registrant at and for the fiscal years ended March 31, 2000 and 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NOT APPLICABLE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         NOT APPLICABLE

ITEM 10. EXECUTIVE COMPENSATION.

         The Registrant hereby incorporates by reference its Registration Statement on Form 10-SB, as amended by Amendments No. 1 and 2, and as filed with the United States Securities and Exchange Commission pursuant to Commission Rule 12b-23.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Registrant hereby incorporates by reference its Registration Statement on Form 10-SB, as amended by Amendments No. 1 and 2, and as filed with the United States Securities and Exchange Commission pursuant to Commission Rule 12b-23.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant hereby incorporates by reference its Registration Statement on Form 10-SB, as amended by Amendments No. 1 and 2, and as filed with the United States Securities and Exchange Commission pursuant to Commission Rule 12b-23.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
  No.            Description
-------          -----------

  27.1           Financial Data Schedule (for SEC use only)

  99.1 The audited financial statements of the Registrant at and for the fiscal years ended March 31, 2000 and 1999.

  99.2 Part I and Part II of the Registration Statement, as amended by Amendments No. 1 and 2 thereto, as filed with the Commission by the Registrant, on Form 10-SB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WHITEHALL LIMITED, INC.



                                  By: /s/ Ronald Mustari
                                     ------------------------------------------
                                          Ronald Mustari
                                          President and Chief Executive Officer


Date: August 2 , 2000