Form 10KSB40
period 2001-03-31
WHITEHALL LTD INC
filed 2001-07-16
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                             WHITEHALL LIMITED, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                         COMMISSION FILE NUMBER 0-29027

             FLORIDA                                           84-1092599
---------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
            or organization)

  290 COCOANUT AVENUE, SARASOTA, FLORIDA                    34236
------------------------------------------         ---------------------
 (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number (941) 954-1181

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $14,456,325 for fiscal year ended March 31, 2001.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The common stock of the issuer is not presently trading.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,167,920 shares of common stock as of June 6, 2001.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

   WHITEHALL LIMITED, INC. (the "Company") is a corporation which has been domesticated and presently exists under Florida law effective June 24, 1999. At the time of its domestication, the Company effected a one for three reverse split of its outstanding Common Stock. Unless otherwise noted, all information throughout this Form 10-KSB gives retroactive effect to such reverse stock split.

   Effective June 24, 1999, the Company acquired Whitehall Quality Homes, Inc., a Florida corporation (formerly known as Whitehall Homes II, Inc. and referred to herein as "Whitehall"), which is now a wholly owned subsidiary of the Company. Whitehall is a residential home builder located in Sarasota, Florida. The Company, formerly known as Cambridge Universal Corporation, was originally incorporated in Colorado in 1988. After an initial public offering in 1988, it did not conduct any significant business operations and had minimal or no assets. Prior to its acquisition of Whitehall, the Company was what is commonly referred to as a "blank check" company because its business objective was to effect an exchange of capital stock or other business combination with an operating business. References herein to the Company or Whitehall shall mean Whitehall Limited, Inc. and Whitehall Quality Homes, Inc. collectively unless the context otherwise requires or as otherwise noted.

   The Company's principal executive office is located at 290 Cocoanut Avenue, Sarasota, Florida 34236 and its telephone number is (941) 954-1181.

CONTROL PERSONS OF THE COMPANY

   Prior to the Company's acquisition of Whitehall, Andrews & Associates, Inc. ("Andrews"), a residential real estate development consulting firm which was providing consulting services to Whitehall and its affiliates, obtained voting control of the Company in connection with a proposed business combination with Whitehall. Andrews obtained voting control by agreeing to purchase from existing shareholders a total of 763,333 shares (as adjusted to reflect the 1 for 3 reverse stock split) or approximately 32% of the Company's total outstanding shares; by obtaining proxies to vote 572,500 of such shares, ownership of which was retained by the selling shareholders pending receipt of payment therefor by the escrow agent appointed to hold such shares; and by obtaining proxies to vote sufficient additional shares owned by other shareholders to equal at least a majority of the outstanding shares. See "Certain Relationships and Related Transactions." It is the view of the staff of the Commission, as expressed in a letter to Ken Worm, Assistant Director, OTC Compliance Unit, NASD Regulation Inc., dated January 21, 2000, that a controlling shareholder of a blank check company, as well as its affiliates and transferees, are "underwriters" of the shares acquired by them, and that such shares can only be resold through registration under the Securities Act of 1933.

   After the Company's acquisition of Whitehall, the following persons may be considered as "control persons" of the Company as of March 31, 2001 (the phrase "control persons" means persons or entities exercising control over an issuer of securities as a result of the beneficial ownership of the issuer's outstanding voting securities, by virtue of serving as a director or officer of such issuer, as a result of contractual relationships or other circumstances):

IDENTITY OF CONTROL PERSON        NATURE OF CONTROL RELATIONSHIP
--------------------------        ------------------------------
Ronald Mustari                    Record and beneficial ownership (with
                                  Joanne Mustari) of 51.51% of the Company's
                                  outstanding Common Stock and 100% of the Company's
                                  outstanding Preferred Stock; member of
                                  the Board of Directors, President and Chief
                                  Executive Officer

Joanne Mustari                    Record and beneficial ownership (with
                                  Ronald Mustari) of 51.51% of the Company's
                                  outstanding Common Stock and 100% of the Company's
                                  outstanding Preferred Stock; Treasurer and Chief
                                  Financial Officer.

Gerald H. Gould(1)                Director

Robert E. Messick(1)              Director

------------

(1) As of March 31, 2001, these directors did not own of record or beneficially any shares of Common Stock of the Company.

DEVELOPMENT OF WHITEHALL BUSINESS

   Effective as of June 17, 1999, Whitehall, which was wholly owned by Ronald and Joanne Mustari, acquired all of the assets of nine affiliated companies (collectively, "Whitehall Homes") which were also wholly owned by Mr. and Mrs. Mustari, for a purchase price of $2,500,000. As payment, Whitehall delivered its promissory note in the amount of $2,500,000 to Whitehall Homes and Whitehall Homes subsequently assigned it to Mr. And Mrs. Mustari. A number of the companies comprising Whitehall Homes were equally owned by Mr. And Mrs. Mustari and Donald Lichter until April 27, 1999, when Mr. and Mrs. Mustari purchased the ownership interest of Mr. Lichter for cash and promissory notes and terminated Mr. Lichter's business relationship with Whitehall Homes. Whitehall Homes has been in the business of constructing residential homes (principally single family homes) in the Florida counties of Sarasota, Manatee, Collier, Pasco and Hillsborough since 1985. Shortly after Whitehall acquired all of the assets of Whitehall Homes, the Company acquired 100% of the outstanding shares of Whitehall from Mr. and Mrs. Mustari in exchange for 4,608,268 shares of the Company's Common Stock. As a result of the transaction, Whitehall became a wholly owned subsidiary of the Company.

THE COMPANY'S BUSINESS

      The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or "moving up" home buyers' market, as well as the retirement segment of such market. Residences constructed and marketed by the Company usually range in size from 1,200 to 3,500 square feet and have purchase prices ranging from $150,000 to $500,000. The Company markets the residences through commissioned employees and independent real estate brokers in the Company's market area, which consists of the west coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities. At March 31, 2001, the Company had approximately $2,167,000 invested in land and development costs and approximately $5,130,000 invested in homes under construction and furnished models.

   EXISTING PROJECTS. The Company is presently engaged in some level of development in residential real estate and the construction of single family dwellings in the following projects. All of the projects where such development and construction activity is being conducted contain appropriately zoned residential dwelling unit building lots, and construction permits are obtained prior to the construction of a unit. The following table sets forth summaries of statistical data with respect to the identified real estate projects:

                                                                                           NUMBER OF
                                                   NUMBER       ESTIMATED     NUMBER OF   CONTRACTORS
                                                 OF BUILD-       AVERAGE       DWELLING    IN DEVEL-      ESTIMATED
                                                  ING LOTS       SELLING      UNITS SOLD/  OPMENT IN       TIME OF
                                   STATUS OF       AVAIL-       PRICE PER     NUMBER OF     ADDITION       DEVELOP-
                                 INFRASTRUCTURE   ABLE TO       DWELLING     UNITS UNDER     TO THE          MENT
  IDENTITY OF DEVELOPMENT         DEVELOPMENT    REGISTRANT       UNIT       CONSTRUCTION  REGISTRANT      BUILD-OUT
  -----------------------        --------------  ----------     ----------   ------------  ----------     ----------
  AVALON AT THE VILLAGES           COMPLETE         114         $186,000         78/36         4          24 MONTHS
   OF PALM AIRE

  BERMUDA CLUB                     COMPLETE          30         200,000           3/0          0          FALL, 2001

  IBIS/HERON CREEK GOLF AND        COMPLETE          30         180,000          19/11         0          30 MONTHS
   COUNTRY CLUB

  WILD PINES/HERON CREEK GOLF      COMPLETE         112         250,000          21/10         3          39 MONTHS
   & COUNTRY CLUB

  LAKE JOVITA                      COMPLETE          60         240,000           4/6          0          30 MONTHS

  MOORINGS LAKEWOOD               INCOMPLETE        136         326,000           0/0          0          48 MONTHS

  CALUMET RESERVE                  COMPLETE          54         195,000           4/4          0          30 MONTHS

   Substantially all of the residential construction activities of the Company are and will be conducted through utilization of the services of experienced and reliable subcontractors who provide for electrical, sewer, concrete slab, framing, roofing and similar matters. The Company believes that there is an adequate supply of reliable and experienced subcontractors available in the areas of its construction activities, and the Company believes that its relationships with such subcontractors is good.

   In its development and construction activities, the Company endeavors to offer high quality homes with custom features not usually found in residences offered at the prices established by the Company. Such residences are designed principally for the entry level homeowner, for the market commonly referred to as the "move up" market, and for the retirement segments of the community. Average dwelling unit sizes range from 1,200 to 3,500 square feet and range in price from $150,000 to $500,000. The plans for the residential dwelling units constructed by the Company are prepared by architects in order to maximize the aesthetic appeal of the units to the buying public. In the construction process, supervision of material and service subcontractors is exercised by construction supervisors employed directly by the Company.

   The present development activity of the Company is not being conducted pursuant to joint ventures or similar arrangements, although such arrangements have been utilized in past activities of Whitehall.

MARKETING. In its construction and residential marketing activities, the Company continually monitors the sales and margins achieved with respect to residential unit construction costs, other related costs and the market price realized in the sale of the unit to the purchaser. The Company generally offers five to ten home designs in each of the developments in which it is active, but is prepared to provide to the interested home buyer additional building plans and further options and variances from the standard plan.

   In its marketing activities, the Company attempts to maximize the effect of its advertising expenditures by participating in promotional activities, publications and newsletters sponsored by local real estate brokers, mortgage companies, utility companies and trade associations and, in certain instances where possible, by positioning its developments in locations that maximize the exposure of the development to local traffic patterns. The Company markets the residences through commissioned employees and independent real estate brokers. Residential unit sales are typically conducted from sales offices located in furnished model homes located within each development. Company sales representatives and consultants assist prospective home buyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Management believes that the Company's commissioned employees are adequately trained in terms of their sales capability and it is the policy of the Company to keep such persons informed as to the availability of financing, construction schedules and future marketing and advertising plans.

   In addition to using model homes, Whitehall typically builds a limited number of speculative homes in each development in order to enhance its marketing and sales activities. Construction of these speculative homes is also considered necessary to satisfy the requirement of relocated personnel and independent brokers who often represent home buyers requiring a completed residential unit within 60 days or less. A majority of such speculative homes are, in fact, sold before construction is completed or are sold immediately following completion. The Company attempts to limit the number of speculative homes built in each of its developments.

   In its marketing activities, the Company recognizes the importance of the availability of residential financing and, accordingly, works with a variety of mortgage lenders and mortgage brokers who, on a regular basis, make available to home buyers a range of conventional mortgage financing, as well as FHA and VA mortgage programs. By assisting in the financing of their residential units, the Company believes that it is better able to coordinate and expedite the consummation of the sales transaction.

   REGULATORY FACTORS. The development of residential real estate projects and the construction of single family dwellings constitutes activity which is subject to extensive regulation primarily by local governmental authorities and agencies thereof, although Florida, on a statewide basis, exercises significant regulation in terms of environmental concerns and other matters. As a result of this extensive regulation, the Company , as well as the subcontractors serving the Company, are required to comply with various state and local laws and regulations, including those relating to zoning, density requirements, the necessity of obtaining building permits, matters relating to environmental considerations, advertising, rules relating to the extension of credit and other subjects. Regulatory factors also affect the specifications and quality of materials that must be utilized on a minimum basis with respect to any constructed residential unit, as well as the completion of the infrastructure required in any development. In the opinion of the Company's management, the Company's business is currently being conducted in compliance with all applicable federal, state and local regulations.

   PROPERTY ACQUISITIONS. The Company continually inspects and determines the relative feasibility of real estate parcels for future residential development projects and, accordingly, constantly inspects available parcels of real estate in its operating area which are the Florida counties of Sarasota, Manatee, Collier, Hillsborough and Pasco. Real estate properties possibly suitable for development which are not located in such five county area will also be investigated. The Company has contracted for the purchase of property in Collier County, Florida (Naples), and has entered into a contract for the acquisition of development real estate in the Mount Dora, Florida area, both subject to obtaining zoning approval. Mount Dora is near Orlando, Florida (Orange County, Florida). The Company also has under contract for acquisition, subject to obtaining zoning approval, a development tract of real estate located in Fort Myers, Florida, which is in Lee County. The Company is also presently inspecting a property located in Lake County, Florida. Generally the Company endeavors to acquire developed building lots after all zoning and other governmental entitlements and approvals have been obtained. In effecting purchases in this manner, the Company believes that it may move into a particular market in a more rapid fashion from the time of land acquisition, construction of the residential unit and the ultimate sale thereof, thereby reducing the customary cycle experienced by most home builders. The disadvantages perceived by Company's management in acquiring property in such fashion is the possible depressing effect on the profit margins of the Company which may occur due to the increased acquisition cost which has as an element thereof the costs incurred and expended in obtaining zoning and necessary permits. Profits margins may be favorably influenced by such process, however, by permitting more certain building and construction schedules with respect to residential units. In such acquisition activities, the Company has and will continue to utilize lot options and similar contracts to secure developed lots or to assure, upon option exercise, an adequate inventory of such developed lots. Substantially all real estate purchased by the Company will involve those properties which have obtained all necessary permits and entitlements and comply with all regulatory factors, thereby permitting the Company to immediately begin residential construction activities.

   COMPETITION. The residential development and construction industry is highly competitive throughout the United States and particularly in the Company's geographic market area which is located primarily in Southwest Florida. In times of strong demand for residential building lots, entities such as the Company are inclined to initiate a number of developments and the construction of residential units at substantially the same time, thereby potentially creating an oversupply of available residential units. When demand for such residential units slackens, downward pressure with respect to the pricing of inventory units usually occurs or the acquisition on a pre-construction basis of residential units by home buyers decreases significantly. Factors which will affect the relative competitive position of the Company including, without limitation, its project development activities, residential unit construction and the marketing thereof, including the location of the Company's available residential units and the project in which they are located, the presence of competing entities in the Company's areas of operations and the relative level of consumer acceptance of the Company's residential units from an aesthetic, pricing and availability standpoint. The ultimate pricing of the residential unit and the related lot will also be a competitive factor. The Company believes that it is in competition with development and construction entities which have substantially greater financial, managerial and other resources than those presently available to the Company. The Company estimates that there are approximately 12 major residential dwelling unit home contractors operating in the area of Florida in which the Company operates. No assurance can be given that the Company will effectively meet competition on a continuing basis.

   THE RESIDENTIAL HOME BUILDING INDUSTRY. The residential home building industry which includes the development of residential real estate projects has three primary components. These components are land acquisition, land development and home construction and sales. The Company believes that there is considerable overlap among those who participate in one or more of these components. Investors purchase undeveloped or underutilized real estate with a view to realizing appreciation in value as a result of urban or suburban growth but such investors usually do not engage in development activities. Developers and residential dwelling contractors such as the Company typically purchase real property which is usually unimproved and unplatted but is appropriately zoned for development, and such entities develop such property into subdivisions containing platted, semi-finished or finished lots for sale to home builders. In some instances, developers like the Company also engage in residential home construction. The Company acquires properly zoned real estate for further development and constructs residential units thereon and also builds residential units in subdivisions containing fully developed lots ready for residential home construction.

   In the home construction and sales component of the industry, there are four major activities: building custom homes, building production homes, building townhomes, condominiums and apartments, and remodeling. The Company concentrates its residential construction activities on the construction of single family custom homes in the medium price range. The Company's geographic area of operation is estimated to contain approximately 12 major developers and residential unit contractors, some of whom conduct nationwide operations and engage in the building of production homes. The Company's management believes that within the Company's area of operations, the Company ranks among the top ten of such developers. Management's estimate is based upon a publication known as The Construction Guide which publishes on a monthly basis statistical data relating to the number of residential unit "construction starts" occurring in any particular month and which is cumulated on a year-to-date basis. It should be noted, however, that the range of construction starts varies widely and a number of home builders have monthly construction starts significantly in excess of those of the Company. For example, 70 construction starts were attributed to Whitehall for the 12 month period ended March 31, 2001. Twelve residential unit contractors, however, reported construction starts in excess of those of the Company ranging from a low of 25 construction starts to a high of 200 construction starts during the same period.

        EMPLOYEES. As of March 31, 2001, the Company had 17 employees, all of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company's principal executive office is located at 290 Cocoanut Avenue, Sarasota, Florida 34236 in a 3,192 square foot office building owned by the Company. The building, and an attached 1,961 square foot building owned by the Company, is subject to a mortgage requiring monthly payments of $3,534. Management believes that the building is adequate for its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not involved in any material legal proceedings and, to the Company's knowledge, there is presently no basis for any such proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   There has been no trading market for the Company's Common Stock since the Company's acquisition of Whitehall in June, 1999.

   As of March 31, 2001, there were approximately 400 shareholders of record of the Company's Common Stock.

   The Company has never paid any cash dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock. Payment of future cash dividends will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, the Company's future credit arrangements may restrict the payment of dividends.

   Any market transactions involving the Common Stock of the Company are expected to occur in the over-the-counter market on the OTC Bulletin Board. Accordingly, the Company's Common Stock may be classified as a designated security pursuant to the rules of the Securities and Exchange Commission. A designated security is sometimes referred to as a "penny stock". If such occurs, broker-dealers effecting transactions in the Company's Common Stock will be subject to the requirements of Commission Rules 15g-1 through 15g-9 which have been adopted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such rules require that any broker-dealer effecting transactions in a penny stock accomplish and satisfy special sales practices which include a requirement that such broker-dealers make a written suitability determination with respect to each anticipated purchaser of a penny stock and that such broker-dealer receive the written consent of such purchaser prior to the occurrence of the purchase transaction. Additionally, provisions of the Exchange Act applicable to transactions involving "penny stocks" also require that a broker-dealer participating in any such transactions deliver a risk disclosure document which sets forth certain risks attributable to all transactions in penny stocks. Such risk disclosure document must be delivered by the participating broker-dealer prior to any transaction involving a penny stock. Participating broker-dealers must also provide the penny stock customer with current bid and offer quotations for the penny stock which is the subject of the anticipated transaction, the compensation to be realized by the broker-dealer and its associated persons as a result of the consummation of such transactions, and the monthly statements provided to the penny stock purchaser must reflect the current market value of each penny stock held in the penny stock customer's account maintained with such broker-dealer.

   The additional burdens imposed upon broker-dealers by such requirements relating to penny stocks could discourage them from effecting transactions in the Company's Common Stock which would severely limit and restrict any market liquidity attributable to the Company's Common Stock and the ability of purchasers thereof to sell shares in any market.

   Generally, a penny stock is any stock which has a price of under $5 per share and is issued by an issuer which does not meet certain net tangible asset requirements pursuant to rules adopted by the Commission which provide that the issuer (a) has net tangible assets in excess of $2,000,000 if the issuer has been in continuous operation for at least three years, or $5,000,000 if the issuer has been in continuous operation for less than three years, or (b) has average revenue of at least $6,000,000 for the last three years. As of March 31, 2001, the Company did not meet such net tangible asset or revenue requirements.

   In June, 1999, the Company issued 4,608,268 shares of its Common Stock to Ronald and Joanne Mustari, the sole shareholders of Whitehall, in exchange for all of the outstanding shares of Whitehall. The issuance of such securities was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

   On or about June 15, 1999, the Company issued 1,000,000 shares of its Common Stock to Andrews and Associates, Inc. and its shareholders (Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr.), 150,000 shares to Seymour Cassel and 100,000 shares to each of Charles Broun and Robert Ground as payment of fees for consulting and other services rendered in connection with the Company's acquisition of Whitehall. The Company placed a value of $.19 on each share issued. The issuance of such securities was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

   On or about June 25, 1999, the Company issued a total of 500,165 shares of its Common Stock to the following persons, all of whom are the adult children or the grandchildren of Mr. and Mrs. Mustari:

               Gina Golich                  200,000 shares
               Donna Hill                   100,000 shares
               J.R. Mustari                 100,000 shares
               Joanne Marsell               100,165 shares

   The shares were issued at the request and direction of Mr. and Mrs. Mustari as payment for services rendered by them to the Company and/or as additional consideration for the transfer of their shares of Whitehall to the Company. The Company placed a value of $.19 on each share issued. The issuance of such securities was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

   On or about July 1, 1999, the Company issued 57,500 shares of Common Stock to 13 employees of the Company; 13,000 shares of Common Stock to 63 subcontractors of the Company who had previously provided services and /or materials to the Company; and 50,400 shares of Common Stock to 154 homeowners who had previously purchased homes from the Company and its predecessors. The Company did not receive any consideration for such shares, which the Company valued at $.19 per share. At the time such shares were issued, the Company was advised that the shares issued to the Company's employees and subcontractors would constitute restricted securities subject to applicable holding periods as imposed by SEC Rule 144, and that the shares issued to the homeowners would be unrestricted in the light of the position taken by the staff of the Securities and Exchange Commission in Shaklee Corp. that the small number of shares involved in the circumstances attendant to Shaklee Corp., among other considerations, reduced the likelihood of violations of the registration provisions of the Act. The Company believed that such was and is the case with respect to the issuance of 50,400 shares to the homeowners.

    During the year ended March 31, 2001 the Company issued 5,500 shares of Common Stock to certain of its employees under its Employee Stock Bonus Plan as a bonus. The Company placed a value of $.18 per share on each share issued.

    On March 29, 2001, the Board of Directors authorized the issuance of 2,061,946 shares of Preferred Stock to Ronald and Joanne Mustari in exchange for cancellation of the Company's remaining obligation to them in the amount of $618,585. The Company placed a value of $.30 per share on each share issued. The issuance of such shares was exempt from registration under the Act pursuant to
Section 4(2) thereof and/or Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Form 10-KSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the company's other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or "moving up" home buyers' market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,400 to 3,500 square feet and have purchase prices ranging from $150,000 to $500,000. In the past, certain of the Company's projects consisted of smaller units and were geared more to the lower-end buyer. The company markets the residences through commissioned employees and independent real estate brokers in the Company's market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

        Results of operations for the year ended March 31, 2001 as compared to the year ended March 31, 2000:

The Company is presently engaged in the development of the following projects:

                                              Estimated   Number of
                                               Average      Units        Units       closed
                                   Total       Selling     To close      Years        ended
                                 Number of      Price       As of       --------------------
      Project                      UNITS       PER UNIT    3/31/01      3/31/01      3/31/00
      -------                    ---------    ---------   ---------     -------      -------
Avalon at
The Villages
Of Palm Aire                         114       $186,000        40            50         23
Beekman Place
& Village                            148        165,000         0             A         20
Bermuda Club                          30        200,000         4             6          6
Governor's Green                      16        325,000         0             A          1
Heron Creek Golf
& Country Club                       112        250,000        49            10          0
Lake Jovita                           60        240,000        59             1          0
Off Site                                                        0             2          2
                                                              ---            --         --
                                                              152            69         52
                                                              ===            ==         ==

(A)  Project completed Fall of 1999

Results of Operations

        The following table sends forth operating data as a percentage of revenue:

                                                        Year ended
                                                         March 31,
                                                     ----------------
                                                     2001        2000
                                                     ----        ----
    Revenues:
        Home and lot sales                            98%         98%
        Other                                          2%          2%
                                                     ----        ----
               Total                                 100%        100%
                                                     ----        ----
    Costs and expenses:
        Cost of sales                                 76%         70%
        Selling, General and administrative           17%         21%
        Interest                                       2%          2%
        Other                                         --           3%
                                                     ----        ----
        Total                                         95%         96%
                                                     ----        ----
Income before income taxes                             5%          4%

                                                     ----        ----

Revenues:

        Home and Lot Sales:

               The Company's Home and Lot sales increased by approximately $5,652,000 to approximately $14,235,000 for the year ended March 31, 2001 as compared to approximately $8,583,000 for the year ended March 31, 2000. The Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit. In addition, the Company continued certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price on the 69 units closed during the year ended March 31, 2001 was approximately $207,000 as compared to approximately $165,000 for the 52 units closed during the year ended March 31, 2000.

         Other Revenue:

               Other revenue consists of Management fee, interest, real estate commissions and sundry income. During the years ended March 31, 2001 and 2000, other revenue was approximately $222,000 and $191,000, respectively. The primary reason for the increase is that the Company earned approximately $57,000 and $69,000 of management fees and interest income respectively, during the year ended March 31, 2001 as compared to $8,000 and $16,000 during the year ended March 31, 2000. This was off-set by the decrease in real estate commissions and sundry income of approximately $52,000 and $17,000 respectively, for the year ended March 31, 2001 as compared to $82,000 and $60,000 for the year ended March 31, 2000.

Costs and expenses:

        Cost of sales:

               Cost of sales increased by approximately $4,857,000 to approximately $10,991,000 for the year ended March 31, 2001 as compared to approximately $6,134,000 for the year ended March 31,

               2000. The primary reason for the increase was due to the number of units closed and sales value during the year. However, the cost as a percent of sales approximated 76% for the year ended March 31, 2001 as compared to 70% for the year ended March 31, 2000. The primary reason for the increase is due to increase in cost by certain vendors and sub-contractors due to the strong real estate markets and the fact the Company even with the strong markets was unable to increase sales prices proportionately.

        Selling, general and administrative:

               Selling, general and administrative increased for the year ended March 31, 2001 as compared to the year ended March 31, 2000 by approximately $622,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered. However, the selling, general and administrative costs as a percent of sales approximated 17% for the year ended March 31, 2001 as compared to 21% for the year ended March 31, 2000. The primary reason for the decrease is the increase in the number of home and lot sales while the Company's general and administrative costs were fairly stable.

        Interest:

               Interest increased for the year ended March 31, 2001 as compared to the year ended March 31, 2000 by approximately $98,000. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowing.

As a result of the aforementioned, the Company's Income before income taxes increased by approximately $380,000 to approximately $707,000 for the year ended March 31, 2001 as compared to approximately $327,000 for the year ended March 31, 2000. The Company's Basic earnings per share for the year ended March 31, 2001 was $.05 per share based on a weighted average number of shares outstanding of 8,964,033 as compared to $.02 per share on a weighted average number of shares outstanding of 8,452,944 for the comparable previous year.

Liquidity and Capital Resources:

As of March 31, 2001, the Company had net assets of approximately $2,194,000 including cash and cash equivalents of approximately $950,000. During the year ended March 31, 2001, the Company's cash position increased by approximately $275,000. Its operating activities provided approximately $322,000 of cash. The increase was off set by the increase in inventories of approximately $1,166,000 which were funded mainly by the Company's net income of approximately $424,000 and an increase in accounts payable and other current liabilities including customer deposits of approximately $772,000. The Company's investing activities utilized cash of approximately $338,000 of which approximately $238,000 was used to repay a portion of the loan to the principal stockholder and approximately $98,000 was invested in marketable securities. The Company's financing activities provided approximately $291,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $3,921,000 off set by repayments of mortgages and notes payable of approximately $3,630,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects.

ITEM 7. FINANCIAL STATEMENTS.

        The Company's consolidated financial statements and the report of Independent Public Accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Prior to March 1, 2001, the Company's financial statements were audited by Alex N. Chaplan and Associates, CPA. On March 1, 2001 the Company engaged J.H. Cohn LLP as its independent public accountants. The Company did not consult with any other accounting firm regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of opinion that might be rendered regarding the Company's financial statements, nor did the Company consult with J.H. Cohn LLP with respect to any accounting disagreement or any reportable event, at any time prior to the appointment of such firm.

        Reports issued by Alex N. Chaplan and Associates, CPA on the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles, nor were there any material disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        At the Company's request, Alex N. Chaplan and Associates, CPA has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that such firm agrees with the foregoing statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

                   Ronald Mustari            58                    Director, President and Chief
                                                                   Executive Officer

                   Joanne Mustari            53                    Treasurer and Chief Financial
                                                                   Officer

                   Gerald H. Gould           75                    Director

                   Robert E. Messick, Esq.   48                    Director

Ronald and Joanne Mustari are husband and wife and may be considered as control persons of the Company. The Company has not entered into any employment agreements with any of its executive officers.

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

   RONALD MUSTARI began his career in the construction industry in 1962 as a construction administrator for Liberty Builders, a large home remodeling contractor located in the Chicago, Illinois area. At the time of his departure from such company in 1968, Mr. Mustari held the position of General Manager of Liberty Builders. In 1968 Mr. Mustari formed his own company, Trend Homes, a home builder constructing medium priced residential dwelling units in Elmhurst, Villa Park and Lombard, Illinois. Mr. Mustari sold Trend Homes in 1972 and relocated to South Carolina where he formed Colonial Builders which engaged in the construction of new residential dwelling units suitable for low income families who receive financial aid in the purchase of residences from the United States government. Colonial Homes constructed over 1,000 residential dwelling units under these government programs. In 1976 Mr. Mustari returned to Chicago, Illinois where he formed Trend Properties, which specialized in the conversion of apartment buildings to condominium form, as well as the renovation of older residential properties. Since moving to Florida in 1985, Mr. Mustari has been active as the Chief Executive Officer or Managing Partner of the Company's predecessors.

   JOANNE MUSTARI is the wife of Ronald Mustari and is active in the Company's business. She has served as an officer of Whitehall since its inception. Prior to joining Whitehall, Mrs. Mustari was an internal auditor with IBM Corporation for 18 years.

   GERALD H. GOULD resides in South Miami, Florida and has engaged in real estate development and related activities for approximately 40 years. Since 1977 to the present time, Mr. Gould has served as President of Gerald H. Gould and Associates, a real estate consulting firm and real estate broker. During the period 1971 to 1976, Mr. Gould served as President of W-G Development Corporation, a real estate development firm based in Tampa, Florida. During the period 1954 to 1972, Mr. Gould was associated with Lehigh Development Corporation, a firm engaged in development activities on the West Coast of Florida (St. Petersburg and Sarasota, Florida). During the period 1954 to 1971, Mr. Gould served as President of Lehigh Development Corporation and during the period 1971 to 1972, as Chairman of the Board of Directors of such enterprise.

ROBERT E. MESSICK, ESQ. is a practicing attorney in Sarasota, Florida and is presently a senior partner and shareholder of Icard Merrill Cullis Timm Furen & Ginsburg, P.A. Mr. Messick has been associated with such firm since October 1980. Mr. Messick's practice emphasis is real estate law, banking and commercial transactional law, as well as a specialized litigation practice in creditor bankruptcy rights as they relate to real estate interests. Mr. Messick holds a Bachelor of Arts degree (with honors) awarded in 1975 and a Juris Doctor degree (with honors) from the College of Law, University of Florida.

KEY EMPLOYEES OF THE COMPANY

   JOSEPH PUFTA, age 45, has been employed by the Company for approximately six years and presently serves as General Superintendent for all new home construction. Mr. Pufta supervises eight persons relating to the home construction and development activities of the Company. Prior to joining the Company, Mr. Pufta served approximately eight years as the Project Manager for one of the largest commercial construction companies in the United States on various construction projects in Georgia, South Carolina and Florida. Mr. Pufta also has approximately five years experience as a custom home builder and as a framing contractor.

   DANIEL LUCAS, age 40, has been employed by the Company for approximately six years as a new home sales representative, project sales manager and currently as Director of New Home Sales. In his present capacity, Mr. Lucas is responsible for sales, marketing, planning and marketing and sales budgeting for all of the Company's developments and in such capacity hires, trains and supervises the sales staff utilized by the Company in its various developments. Mr. Lucas also provides recommendations to the Company with respect to residential unit redesign (with a view to enhancing buyer acceptance) and is responsible for new home quality control as well as the sponsorship of homeowner association matters.

CONSULTING AGREEMENTS

        The Company and Andrews & Associates, Inc. ("Andrews") entered into a consulting agreement dated February 15, 1999 pursuant to which Andrews receives a consulting fee of $115,000 per annum. As additional compensation for assisting in the combination of Whitehall, Andrews received 1,000,000 shares of the Company's Common Stock. Such shares were valued at the fair value of the combined company. The consulting agreement is for a five year term commencing on or about June 24, 1999, and may be renewed, at the option of Andrews, for an additional three years. The Company has agreed, if requested by Andrews at any time during the term of the consulting agreement, to employ J.S. Andrews (the father of Messrs. Patrick, Gregory and Jerome Andrews who are officers, directors and principal shareholders of Andrews) as executive vice president of the Company pursuant to an employment agreement under which Mr. Andrews would receive an annual salary of $115,000, a $500 monthly automobile allowance and the right to participate in the Company's health and employee benefit plans. The employment agreement, if entered into, would be for a term coterminus with the remaining term of the consulting agreement and the consulting agreement would thereupon terminate. Andrews presently provides consulting services to the Company in the areas of sales and marketing, land acquisition, land development and finance. See "Certain Relationships and Related Transactions."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended March 31, 2001 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

   The following table sets forth certain summary information regarding compensation paid to the Company's President and Chief Executive Officer during the fiscal years ended March 31, 1999, 2000 and 2001. Except as listed in the table below, no executive officer received total annual salary and bonus in excess of $100,000. No officer listed in the table below has been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

----------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION
----------------------------------------------------------------------------------
Name                                                                      Other
And                                                                      Annual
Principal                                                                Compen-
Position                       Fiscal Year       Salary       Bonus      sation
----------------------------------------------------------------------------------
Ronald Mustari, President         2001          $167,500       -0-         -0-
and Chief Executive Officer       2000          $110,769       -0-         -0-
                                  1999          $100,000       -0-         -0-
----------------------------------------------------------------------------------

DIRECTOR COMPENSATION

        The Company does not currently compensate its directors.

EMPLOYEE STOCK BONUS PLAN

        The Company adopted an employee stock bonus plan effective June 14, 2000 pursuant to which each of the Company's employees will receive up to a total of 2,500 shares as a bonus upon completion of 24 months of service with the Company. A total of 5,500 shares had been issued under the stock bonus plan as of March 31, 2001.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   As of March 31, 2001, there were 8,951,500 shares of the Company's Common Stock outstanding. The following table sets forth certain information with respect to beneficial ownership of the Company's outstanding Common Stock as of March 31, 2001 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors of the Company as a group.

                                      NUMBER OF
                                       SHARES            PERCENTAGE
     NAME AND ADDRESS               BENEFICIALLY             OF
   OF BENEFICIAL OWNER                  OWNED              CLASS
   -------------------              ------------         ----------
Ronald and Joanne Mustari             4,606,268            51.51%
467 Walls Way
Osprey, FL  38229

Andrews and Associates, Inc.            375,000(1)          4.19%

All executive officers and            4,606,268            51.51%
directors as a group
(4 persons)

---------------

   (1) Does not include 250,000 shares held by each of Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr. who are brothers and who are officers, directors and principal shareholders of Andrews and Associates, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   On February 15, 1999, Ronald Mustari entered into a consulting agreement with Andrews & Associates, Inc. ("Andrews"), a residential real estate development consulting firm, pursuant to which, among other things, Andrews agreed to obtain voting control of the Company in order to facilitate a subsequent business combination with Whitehall. Andrews agreed that upon consummation of the business combination, Andrews would transfer to Mr. Mustari or Whitehall 50% of the shares of the Company's Common Stock acquired by Andrews from certain shareholders of the Company, and Mr. Mustari agreed to cause Whitehall to become obligated to pay 50% of the $75,000 promissory note of Andrews delivered as payment for a portion of the shares purchased from such selling shareholders. The consulting agreement further provided that upon consummation of such business combination, the Company would engage Andrews to perform consulting services pursuant to a five year consulting agreement, the terms of which are described below. In an addendum to the consulting agreement dated June 30, 1999, the Company agreed to be bound by the terms of the consulting agreement with Andrews described below, and also agreed to issue 1,000,000 shares of Common Stock to Andrews as payment for assisting in the combination of Whitehall. Gregory M. Andrews, an officer, director and principal shareholder of Andrews, served as a director and vice president, treasurer and secretary of the Company from May 21, 1999 through the date of consummation of the acquisition of Whitehall.

   Prior to the Company's acquisition of Whitehall, Andrews entered into an agreement dated February 18, 1999 with several of the Company's shareholders (the "Andrews Stock Purchase Agreement") pursuant to which Andrews agreed to purchase a total of 763,333 shares of the Company's Common Stock (approximately 32% of the outstanding shares) for $100,000, payable $25,000 in cash and $75,000 in promissory notes, and the selling shareholders agreed to sell such shares and to deliver proxies to Andrews to vote a majority of the Company's outstanding shares. Upon consummation of the Andrews Stock Purchase Agreement on or about May 1, 1999, 190,833 of the shares were transferred to Andrews and stock certificates registered in the names of the selling shareholders for 572,500 shares were deposited into an escrow account and held pursuant to the terms of an escrow agreement. The escrow agreement provided that as monthly installment payments on the promissory notes were received by the escrow agent, a pro rata portion of the escrowed shares would be released and transferred to Andrews. The selling shareholders granted proxies to Andrews to vote the escrowed shares and delivered proxies to vote a sufficient number of additional shares owned by other shareholders so that Andrews obtained voting rights to a majority of the Company's outstanding shares. Gregory M. Andrews, an officer, director and principal shareholder of Andrews, was also serving as a director and vice president, treasurer and secretary of the Company at the time of the transaction. As of December 31, 2000, a total of 190,833 of the escrowed shares had been released and transferred to Andrews or its assignees, and the remaining escrowed shares had been released and returned to the selling shareholders as a result of an alleged default under the promissory notes delivered as payment for the escrowed shares.

   On or about June 17, 1999, Whitehall, of which Ronald and Joanne Mustari were the sole shareholders, consummated an agreement with nine affiliated companies (collectively " Whitehall Homes") wholly owned by Mr. and Mrs. Mustari (the "Asset Purchase Agreement"), pursuant to which Whitehall purchased all of the assets of Whitehall Homes in exchange for a promissory note in the amount of $2,500,000 which was payable to Whitehall Homes and subsequently assigned to Mr. and Mrs. Mustari. This promissory note was subsequently assumed by the Company in accordance with the terms of the agreement pursuant to which Whitehall was acquired by the Company. Thereafter, as a result of a purchase price adjustment agreed to by the Mustaris, the original $2,500,000 promissory note was replaced by a new promissory note in the principal amount of $1,319,196 which bears interest at the rate of 7% per annum and is due and payable on June 30, 2006. As of March 29, 2001, the promissory note was paid in full by a combination of cash, transfer of marketable securities valued at $168,064 and issuance of 2,061,946 shares of the Company's preferred stock valued at $618,585.

   On or about June 24, 1999, the Company consummated an agreement with Whitehall and its sole shareholders, Ronald and Joanne Mustari, dated June 17, 1999 (the "Exchange Agreement") pursuant to which the Company acquired all of the outstanding stock of Whitehall from Mr. and Mrs. Mustari in exchange for 4,608,268 shares of the Company's Common Stock constituting approximately 52% of the Company's then outstanding Common Stock. In connection with the transaction, Mr. Mustari was elected as President, Chief Executive Officer and a member of the Board of Directors of the Company, and Mrs. Mustari was elected as Treasurer and Chief Financial Officer of the Company. In addition, the Company assumed the $2,500,000 promissory note of Whitehall payable to Mr. And Mrs. Mustari.

   The Company entered into a consulting agreement dated June 16, 1999 with Robert Ground, Charles Broun and Seymour Cassel pursuant to which the Company agreed to issue to Messrs. Ground, Broun and Cassel, 100,000 shares, 100,000 shares and 150,000 shares of the Company's Common Stock, respectively, as payment of fees for consulting services rendered. In addition, the Company agreed to pay each of such consultants a consulting fee at the rate of $26,000 per year, and to reimburse them for travel and telephone expenses. The agreement was for an initial term of seven months commencing June 1, 1999, and was terminated on March 1, 2000. Robert Ground was a director of the Company at the time the Company entered into the consulting agreement and issued the shares.

   On or about June 25, 1999, the Company issued a total of 500,165 shares of Common Stock to Gina Golich, Donna Hill, J.R. Mustari and Joanne Marsell who are the adult children and the grandchildren of Mr. and Mrs. Mustari. These shares were issued at the request and direction of Mr. and Mrs. Mustari for services rendered by them to the Company and/or as additional consideration for the transfer of their shares of Whitehall to the Company pursuant to the Exchange Agreement.

   The Company engaged LSC Associates LLC ("Loan Star") to provide certain business consulting services pursuant to an agreement dated February 9, 2000, as amended. Under this agreement, which was terminated and replaced with a new consulting agreement dated June 20, 2001, the Company agreed to issue 178,920 shares of its common stock and pay an advisory fee starting at $500 per month and increasing to $1,500 per month to Loan Star as compensation for its services. Under the new agreement, the Company has agreed to pay Loan Star an advisory fee of $225 per hour for services which include advice with respect to mergers, acquisitions, corporate finance, joint ventures and other corporate matters. The Company has also agreed to reimburse Loan Star for all of its normal and reasonable out of pocket expenses previously approved by the Company. If the Company enters into a transaction with any party introduced by Loan Star, Loan Star is entitled, under the new agreement, to receive, as a finders fee, cash in an amount equal to 5% of the total gross equity proceeds or value of the transaction, and 178,920 shares of the Company's Common Stock. The Company has also granted Loan Star the right to include these shares in any registration statement subsequently filed by the Company with the SEC to register shares for the Company's account or for the account of other shareholders.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

        (a) Financial Statements. The following documents are filed as part of this report:

               Reports of Independent Public Accountants

               Consolidated Balance Sheet as of March 31, 2001

               Consolidated Statements of Operations for the years ended March 31, 2001 and 2000

               Consolidated Statements of Shareholder's Equity (Deficit) for the years ended March 31, 2001 and 2000

               Consolidated Statements of Cash Flow for the years ended March 31, 2001 and 2000

               Notes to Consolidated Financial Statements

        (b)    Reports of Form 8-K:

               No reports on Form 8-K were filed by the Registrant.

        (c)    Exhibits:

               EXHIBIT
               NUMBER        DESCRIPTION OF EXHIBIT
               -------       ----------------------
               3.1           Certificate of Incorporation of the Registrant*

               3.2           Bylaws of the Registrant*

               10.1          Consulting Agreement between the Registrant and Andrews & Associates,
                             Inc. dated January 15, 1999 and First Addendum thereto dated June 30,
                             1999*

               10.2          Agreement Providing for the Exchange of Capital Stock by and between
                             Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II,
                             Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with
                             First Addendum thereto*

               10.3          Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.

               16.1          Letter from Alex N. Chaplan and Associates dated April 23, 2001*

               21.1          Whitehall Quality Homes, Inc. is a wholly owned subsidiary of Whitehall
                             Limited, Inc.

---------------
      * Incorporated by reference to Registrant's Form 10-SB, as amended.

                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 16, 2001.

                                     WHITEHALL LIMITED, INC.


                                     By  /s/ Ronald Mustari
                                       -----------------------------------------
                                         Ronald Mustari
                                         President and Chief Executive Officer

   In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                                      Date
        ---------                           -----                                      ----
        /s/ Ronald Mustari                  President, Chief Executive Officer         July 16, 2001
        ----------------------------        and Director
        Ronald Mustari

        /s/ Joanne Mustari                  Treasurer and Chief Financial Officer      July 16, 2001
        ----------------------------
        Joanne Mustari

        /s/ Gerald H. Gould                 Director                                   July 16, 2001
        ----------------------------
        Gerald H. Gould

        /s/ Robert E. Messick               Director                                   July 16, 2001
        ----------------------------
        Robert E. Messick

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES



                                    I N D E X

                                                                             PAGE
                                                                             ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2/3

CONSOLIDATED BALANCE SHEET
    MARCH 31, 2001                                                            F-4

CONSOLIDATED STATEMENTS OF INCOME
    YEARS ENDED MARCH 31, 2001 AND 2000                                       F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)
    YEARS ENDED MARCH 31, 2001 AND 2000                                       F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED MARCH 31, 2001 AND 2000                                       F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-8/16



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Whitehall Limited, Inc.


We have audited the accompanying consolidated balance sheet of WHITEHALL LIMITED, INC. AND SUBSIDIARIES as of March 31, 2001, and the related consolidated statements of income, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitehall Limited, Inc. and Subsidiaries as of March 31, 2001, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                  J.H. COHN LLP


Roseland, New Jersey
June 8, 2001, except for Note 11
which is as of June 20, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Whitehall Limited, Inc.


We have audited the accompanying consolidated statements of income, changes in stockholders' equity (deficiency) and cash flows of WHITEHALL LIMITED, INC. AND SUBSIDIARIES for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of or our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Whitehall Limited, Inc. and Subsidiaries's results of operations and cash flows for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Alex Chaplan & Associates

Calabasas, CA
November 22, 2000

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS

Cash and cash equivalents                                                $   950,005
Inventories                                                                7,296,662
Property and equipment, net                                                1,767,056
Other assets                                                                  57,984
                                                                         -----------
         Total                                                           $10,071,707
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgages and notes payable                                          $ 4,536,488
    Accounts payable and accrued expenses                                  1,246,829
    Customer deposits and advances                                         1,469,511
    Income taxes payable                                                     551,584
    Deferred tax liabilities                                                  72,936
                                                                         -----------
         Total liabilities                                                 7,877,348
                                                                         -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.10 par value; 100,000,000 shares authorized;
       2,061,946 shares issued and outstanding                               206,195
    Common stock, $.10 par value; 500,000,000 shares authorized;
       8,951,500 shares issued and outstanding                               895,150
    Additional paid-in capital                                               888,153
    Retained earnings                                                        204,861
                                                                         -----------
         Total stockholders' equity                                        2,194,359
                                                                         -----------
         Total                                                           $10,071,707
                                                                         ===========


See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       YEARS ENDED MARCH 31, 2001 AND 2000


                                                   2001             2000
                                               -----------      -----------
Revenue:
    Home and lot sales                         $14,234,694      $ 8,582,410
    Management fees                                 56,678            7,600
    Interest income                                 69,415           15,897
    Real estate commissions                         51,913           82,100
    Rental income                                   26,616           25,454
    Other income                                    17,009           59,776
                                               -----------      -----------
       Totals                                   14,456,325        8,773,237
                                               -----------      -----------
Costs and expenses:
    Cost of sales                               10,990,767        6,133,793
    Selling                                        813,094          520,448
    General and administrative                   1,647,661        1,318,777
    Interest                                       297,412          199,520
    Other                                                           272,831
                                               -----------      -----------
       Totals                                   13,748,934        8,445,369
                                               -----------      -----------
Income before income taxes                         707,391          327,868

Provision for income taxes                         283,000          131,284
                                               -----------      -----------
Net income                                     $   424,391      $   196,584
                                               ===========      ===========
Basic earnings per share                       $       .05      $       .02
                                               ===========      ===========
Basic weighted average shares outstanding        8,964,033        8,452,944
                                               ===========      ===========


See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED MARCH 31, 2001 AND 2000


                                                                                                          Retained
                                          Preferred Stock           Common Stock           Additional     Earnings
                                    -------------------------  ------------------------     Paid-in     (Accumulated
                                       Shares         Amount     Shares        Amount       Capital        Deficit)        Total
                                    -----------     ---------  ---------    -----------   -----------    -----------    -----------
Balance April 1, 1999                                          6,579,333    $   657,933   $  (284,992)   $  (416,114)   $   (43,173)

Capital contribution to
    facilitate purchase
    of four entities                                                                          431,151                       431,151

Common stock issued
    in reverse acqui-
    sition                                                     2,366,667        236,667       213,000                       449,667

Forgiveness of stock-
    holder interest                                                                            72,863                        72,863

Net income                                                                                                   196,584        196,584
                                                              ----------    -----------   -----------    -----------    -----------
Balance, March 31, 2000                                        8,946,000        894,600       432,022       (219,530)     1,107,092

Issuance of common stock
    as payment for com-
    pensation                                                      5,500            550           440                           990

Forgiveness of stockholder
    interest                                                                                   43,301                        43,301

Preferred stock issued in
    exchange for for-
    giveness of note
    payable - stockholder         2,061,946    $   206,195                                    412,390                       618,585

Net income                                                                                                   424,391        424,391
                                 ----------    -----------    ----------    -----------   -----------    -----------    -----------
Balance, March 31, 2001           2,061,946    $   206,195     8,951,500    $   895,150   $   888,153    $   204,861    $ 2,194,359
                                 ==========    ===========    ==========    ===========   ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2001 AND 2000


                                                                         2001              2000
                                                                     -----------       -----------
Operating activities:
    Net income                                                       $   424,391       $   196,584
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                       40,069            31,618
       Deferred income taxes                                            (137,300)          210,236
       Forgiveness of stockholders' interest                              43,301            72,863
       Common stock issued in reverse acquisition                                          449,667
       Cost of services paid through issuance of common stock                990
       Changes in operating assets and liabilities:
         Inventories                                                  (1,166,226)       (5,308,907)
         Due from affiliates                                             139,445          (145,546)
         Other assets                                                    205,823          (257,706)
         Accounts payable and accrued expenses                           125,961           924,066
         Customer deposits and advances                                  225,304           837,259
         Income taxes payable                                            420,300           131,284
                                                                     -----------       -----------
            Net cash provided by (used in) operating activities          322,058        (2,858,582)
                                                                     -----------       -----------
Investing activities:
    Purchase of property and equipment                                    (1,302)       (1,410,094)
    Investments                                                          (98,214)          (69,850)
    Stockholders' loans                                                 (238,490)        1,037,631
                                                                     -----------       -----------
            Net cash used in investing activities                       (338,006)         (442,313)
                                                                     -----------       -----------
Financing activities:
    Capital contributions                                                                  431,151
    Proceeds from mortgages and notes payable                          3,920,938         3,418,249
    Repayments of mortgages and note payable                          (3,630,284)
                                                                     -----------       -----------
         Net cash provided by financing activities                       290,654         3,849,400
                                                                     -----------       -----------
Net increase in cash and cash equivalents                                274,706           548,505
Cash and cash equivalents, beginning of year                             675,299           126,794
                                                                     -----------       -----------
Cash and cash equivalents, end of year                               $   950,005       $   675,299
                                                                     ===========       ===========
Supplemental disclosure of cash flow data:
    Interest paid, net of amount capitalized                         $   254,111       $   126,657
                                                                     ===========       ===========


Supplemental disclosure of noncash investing and financing activities: During
    1999, the Company acquired equipment, in part, with $36,875 of long-term debt.

    In 2001, the note payable - stockholder was satisfied in part by the transfer of marketable securities having a value of $168,064 and the issuance of 2,061,946 shares of preferred stock having a value of $618,585.


See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization, nature of operations and summary of significant accounting policies:

            Organization:

                Whitehall Limited, Inc., formerly Cambridge Universal Corporation ("Cambridge"), was incorporated in Florida on June 24, 1999. The Company's subsidiaries include Whitehall Homes, Inc., Whitehall Homes at Avalon, Inc., Bermuda Development Corporation, Heron Creek and Whitehall Management, Inc., collectively (the "Company").

                On June 17, 1999, Cambridge acquired all of the outstanding shares of Whitehall Homes II, Inc. and Subsidiaries in exchange for 6,579,333 shares of its common stock. The transaction has been accounted for as a reverse merger involving a shell company Cambridge, effectively a recapitalization of Whitehall Homes II, Inc. and Subsidiaries (the operating company/accounting acquirer). Accordingly, the historical consolidated financial statements of Whitehall Homes II, Inc. and Subsidiaries are presented as the historical consolidated financial statements of the registrant. The results of operations of Cambridge (legal acquirer/shell) are included in the consolidated financial statements since the date of the merger.

                On April 29, 1999, Whitehall Homes, Inc. and Affiliated Companies ("Whitehall") acquired, using the purchase method, 50% of four companies that it previously did not own (Whitehall Homes at Avalon, Inc; Bermuda Development Corp.; Whitehall Associates, Inc.; and Whitehall at Maple Hammock, Inc.) in exchange for $431,151 which was provided to the Company as a capital contribution by the majority stockholders. As a result, in April 1999 the Company began consolidating these entities which were previously accounted for using the equity method.

            Nature of operations:

                Whitehall was formed to develop land and construct single family and/or multi-family housing. It is currently consulting operations on the west coast in the State of Florida. All project costs are recorded on a specific job basis. All properties are carried at the lower of carrying amount or fair value less cost to sell. Project costs on real estate projects may be direct or indirect. Direct costs that are related to the acquisition development and construction of a real estate project are capitalized as project costs. Indirect costs on real estate projects that can be identified clearly to specific projects under development or construction are capitalized as project costs or allocated to several real estate projects under development or construction on a reasonable basis. Indirect costs on real estate projects, not under development or construction, are expensed as incurred, including general and administrative expenses.

            Principles of consolidation:

                The consolidated financial statements include the accounts of Whitehall Limited, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization, nature of operations and summary of significant accounting policies (continued):

            Use of estimates:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            Equity method investments:

                In 1999, the Company owned 50% of four companies (Whitehall Homes at Avalon, Inc.; Bermuda Development Corp.; Whitehall Associates, Inc.; and Whitehall at Maple Hammock, Inc.) through April 29, 1999. The Company accounted for these investments using the equity method.

            Concentrations of credit risk:

                Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents includes all cash balances and highly-liquid investments with a maturity of three months or less when acquired. The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company's cash and cash equivalents exceed the current amount insured under the Federal Deposit Insurance Corporation of $100,000. At March 31, 2001, the Company had cash balances that exceed Federally insured limits by approximately $1,033,000.

            Inventories:

                Inventories are stated at cost, which is not in excess of market value.

            Capitalization of interest and other costs:

                Interest cost incurred during construction is capitalized and charged to operations as the units are sold or placed in service. The Company incurred interest cost of $594,541 and $383,120, of which $297,129 and $183,600 were capitalized in 2001 and 2000, respectively.

                Real estate taxes related to land and residential housing in progress are capitalized and charged to operations as the units are sold.

            Revenue recognition:

                Income from sales is recorded when title to the property is conveyed to the buyer subject to the buyer's financial commitment being sufficient to provide economic substance to the transaction.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization, nature of operations and summary of significant accounting policies (continued):

            Property and equipment:

                Property and equipment is depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance, repairs, renewals and betterments, which do not materially prolong useful lives of the assets, are charged to operations as incurred. The cost of property retired or sold and the related accumulated depreciation is removed from the accounts and any gain or loss from sales is recorded in operations.

            Impairment of long-lived assets:

                The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                Management also reevaluates the periods of depreciation of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

            Advertising:

                The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations approximated $201,000 and $158,000 in 2001 and 2000, respectively. The cost of furnishing model units is capitalized and allocated against income as units are sold.

            Stock options:

                In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options and warrants based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options and warrants at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization, nature of operations and summary of significant accounting policies (concluded):

            Income taxes:

                The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

             Net earnings per share:

                The Company presents "basic" earnings per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Basic and diluted earnings per share were the same in 2001 and 2000 since the Company had no dilutive securities during those years.

            Reclassifications:

                Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.


Note 2 - Inventories:

             Inventories consist of the following at March 31, 2001:

                 Land                                            $2,008,581
                 Development costs                                  158,350
                 Homes under construction                         5,027,054
                 Amenities                                          102,677
                                                                 ----------
                    Total                                        $7,296,662
                                                                 ==========

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property and equipment:

            Property and equipment consist of the following at March 31, 2000:

               Land                                       $1,387,293
               Building                                      269,551
               Furniture and fixtures                          1,744
               Equipment                                      59,735
               Vehicles                                      109,672
                                                          ----------
                                                           1,827,995
               Less accumulated depreciation                  60,939
                                                          ----------
                        Total                             $1,767,056
                                                          ==========

            During the year ended March 31, 2001 and 2000, depreciation expense amounted to $40,069 and $31,618, respectively.


Note 4 - Mortgages and notes payable:
            Mortgages and notes payable consist of the following at March 31, 2001:

               Land and land development loans collateralized by land and land improvements prior to building activities:
                  Bermuda Development - interest at 1.5% over prime rate               $   166,000
                  Whitehall Homes at Avalon Development - interest at 1%
                    over prime rate                                                        591,440
                  Unsecured note; interest at 1% over prime rate                           190,000
                  Unsecured note; interest at 1% over prime rate;
                    due March 1, 2002                                                      100,000
               Construction loans - collateralized by specific homes
                  under construction, interest at prime to 2% over
                  prime rate; maximum loans may not exceed $5,276,177
                  at March 31, 2001                                                      2,700,484
               Notes payable:
                  Collateralized by mortgage on land and buildings, interest at
                    8.75% through March 26, 2006 at which time the rate will be
                    3% over five years at Treasury rate, as defined. The note is payable in monthly installments of $3,534 including interest
                    and is due March 26, 2021                                              400,000
                  Installment notes collateralized by computer equipment
                    loader and vehicles with interest ranging from 5.9% to
                    10.5%, payable $4,171 per month as of March 31, 2001                   119,564
                  Note payable collateralized by a second trust deed on
                    lots payable when sold                                                 269,000
                                                                                      ------------
                                                                                         4,536,488
               Less current portion                                                      2,447,580
                                                                                       -----------
               Mortgages and notes payable, net of current portion                      $2,088,908
                                                                                        ==========

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgages and notes payable (concluded):

            Principal payment requirements on mortgages and notes payable in years subsequent to March 31, 2001 are as follows:

               Year Ending
                 March 31,                                   Amount
               -----------                                 ----------
                  2002                                     $2,447,580
                  2003                                      1,655,313
                  2004                                         31,286
                  2005                                         27,503
                  2006                                         20,006
                  Thereafter                                  354,800
                                                           ----------
                      Total                                $4,536,488
                                                           ==========


Note 5 - Preferred stock:

            As of March 31, 2001, the Company was authorized to issue up to 100,000,000 shares of preferred stock with a par value of $.10 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. On March 29, 2001, the Board of Directors authorized the issuance of 2,061,946 shares of preferred stock, at a value of $.30 per share, to its principal stockholder in order to satisfy its remaining obligation to its principal stockholder of $618,585. The preferred shares will have a two-for-one conversion feature to common stock, as well as, rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company's common stock including one vote for each share held on all matters to be voted on by the Company's stockholders.


Note 6- Income taxes:

            The net provision for income taxes in 2001 and 2000 consisted of the following provisions:

                                   2001             2000
                                 ---------       ---------
               Federal:
                 Current         $ 360,600       $ 111,284
                 Deferred         (116,500)
                                 ---------       ---------
                     Totals        244,100         111,284
                                 ---------       ---------
               State:
                 Current            59,700          20,000
                 Deferred          (20,800)
                                 ---------       ---------
                     Totals         38,900          20,000
                                 ---------       ---------
                     Totals      $ 283,000       $ 131,284
                                 =========       =========

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6- Income taxes (concluded):

            The provision for income taxes in 2001 and 2000 differ from the provision computed using the Federal statutory rate of 34% and the Company's income before Federal income tax as a result of the following:

                                                                         2001     2000
                                                                         ----     ----
           Expected provision at Federal statutory rate                   34%      34%
           Effect of state income taxes, net of Federal income taxes       6        6
                                                                          --       --
           Effective tax rate                                             40%      40%
                                                                          ==       ==

            As of March 31, 2001, deferred tax liabilities were attributable to temporary differences related to different book and tax basis in the land development cost.


Note 7 - Employee benefit plan:

             Effective March 1, 2001, the Company has adopted a defined contribution 401(k) plan that allows employees to defer a portion of their salaries for tax purposes through contributions to the plan. The Company contributes an amount equal to 3% of the employees' salaries. The Company's contributions during the year ended March 31, 2001 was not material.


Note 8 - Related party transactions:

            During the years ended March 31, 2001 and 2000, the Company charged management fees of $56,678 and $7,600, respectively, to related parties and had commission income from these related parties of $7,071 and $13,654, respectively.

            At March 31, 2001, amounts due from related parties of $6,101, included in other assets, are noninterest bearing, due on demand and arose from the above transactions.

            During the years ended March 31, 2001 and 2000, the Company incurred interest charges of $43,301 and $72,863, respectively, that was forgiven on the note payable - stockholder.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and contingencies:

            Operating leases:

               The Company leases equipment under operating leases expiring through 2005. Minimum lease payments under the noncancelable operating leases in years subsequent to March 31, 2001 are as follows:

                  Year Ending
                    March 31,            Amount
                  -----------           ---------
                     2002               $ 54,788
                     2003                 43,330
                     2004                 37,404
                     2005                 17,804
                                        --------
                       Total            $153,326
                                        ========

               Rent expense amounted to $35,390 and $14,133 for the years ended March 31, 2001 and 2000, respectively.


Note 10- Stock option plan:
            In March 2001, the Company's Board of Director's approved, subject to ratification by the stockholders, the Company's Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and nonemployee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company's common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years.


Note 11- Consulting agreements:
            Andrews & Associates, Inc.
               During June 1999, the Company entered into a five-year consulting agreement with Andrews & Associates, Inc. The agreement, which contains a one three-year renewal option, presently provides for consulting services at an annual fee of $115,000 in the areas of sales and marketing, land acquisition and development and finance. In addition, Andrews & Associates, Inc. received 1,000,000 shares of the Company's common stock valued at fair value ($.19 per share) in connection with the reverse acquisition described in Note 1. The aforementioned agreement provides for the following payments in years subsequent to March 31, 2001; $115,000 in years ending March 31, 2002, 2003 and 2004 and $24,000 in 2005.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11- Consulting agreements (concluded):

            Loan Star Consulting, Inc.

               During February 2000, the Company entered into a consulting agreement, as amended, with Loan Star Consulting, Inc. ("Loan Star") which commenced on October 1, 2000. Under this agreement, which was terminated and replaced with a new consulting agreement dated June 20, 2001, the Company agreed to issue 178,920 shares of its common stock and pay an advisory fee starting at $500 per month and increasing to $1,500 per month to Loan Star as compensation for its services. Loan Star is to provide advisory services with respect to mergers, acquisitions, corporate finance, joint ventures and other corporate matters. In addition, if the Company enters into a transaction with any party introduced by Lone Star, the Company is required to pay in cash a finders fee to Lone Star in an amount equal to 5% of the gross value of the transaction, as well as issuing them 178,920 shares of the Company's Common Stock. During April 2001, the Company issued Loan Star the initial 178,920 shares of common stock.

Note 12- Employee stock plan:

               On June 14, 2000, the Company adopted an employee stock plan whereby the Company will issue 500 shares of common stock to each employee upon completing six months of service, an additional 1,000 shares of common stock upon completing eighteen months and twenty-four months of service, respectively, for a total of 2,500 shares of common stock if the employee completes twenty-four months of service. During the year ended March 31, 2001, the Company issued 5,500 shares of common stock having a value of $990 under the employee stock plan.



                                      * * *

                                 EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 10.3          Consulting Agreement between the Registrant and LSC Associates
               LLC dated June 20, 2001.

 21.1          Subsidiaries of the Registrant.