Form 10KSB/A
period 2000-03-31
WHITEHALL LTD INC
filed 2001-08-17
CIK 839848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-KSB/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                             WHITEHALL LIMITED, INC.
                             -----------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                         COMMISSION FILE NUMBER 0-29027


              FLORIDA                                   84-1092599
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

290 COCOANUT AVENUE, SARASOTA, FLORIDA                     34236
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's Telephone Number    (941) 954-1181
                             --------------

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filings requirements for the past 90 days. Yes       No  X
                                                               ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $8,773,237 for fiscal year ended March 31, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,946,000 shares of common stock as of December 31, 2000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     WHITEHALL LIMITED, INC. (the "Company") is a corporation which has been domesticated and presently exists under Florida law effective June 24, 1999. At the time of its domestication, the Company effected a one for three reverse split of its outstanding Common Stock. Unless otherwise noted, all information throughout this Form 10-KSB/A gives retroactive effect to such reverse stock split.

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

     After the Company's acquisition of Whitehall, the following persons may be considered as "control persons" of the Company as of March 31, 2000 (the phrase "control persons" means persons or entities exercising control over an issuer of securities as a result of the beneficial ownership of the issuer's outstanding voting securities, by virtue of serving as a director or officer of such issuer, as a result of contractual relationships or other circumstances):

IDENTITY OF CONTROL PERSON                  NATURE OF CONTROL RELATIONSHIP
--------------------------                  ------------------------------
Ronald Mustari                              Record and beneficial ownership (with
                                            Joanne Mustari) of 51.51% of the Company's
                                            outstanding Common Stock; member of
                                            the Board of Directors, President and Chief
                                            Executive Officer

Joanne Mustari                              Record and beneficial ownership (with
                                            Ronald Mustari) of 51.51% of the Company's
                                            outstanding Common Stock

Gerald H. Gould(1)                          Director

Robert E. Messick(1)                        Director

------------

(1) As of March 31, 2000, these directors did not own of record or beneficially any shares of Common Stock of the Company.

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

THE COMPANY'S BUSINESS

     The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or "moving up" home buyers' market, as well as the retirement segment of such market. Residences constructed and marketed by the Company usually range in size from 1,200 to 3,500 square feet and have purchase prices ranging from $150,000 to $500,000. The Company markets the residences through commissioned employees and independent real estate brokers in the Company's market area, which consists of the west coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities. At March 31, 2000, the Company had approximately $1,620,000 invested in land and development costs and approximately $4,510,000 invested in homes under construction and furnished models.

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

                                                                                            NUMBER OF
                                                  NUMBER        ESTIMATED     NUMBER OF     CONTRACTORS
                                                  OF BUILD-     AVERAGE       DWELLING      IN DEVELOP-   ESTIMATED
                                                  ING LOTS      SELLING       UNITS SOLD/   MENT IN       TIME OF
                                 STATUS OF        AVAIL-        PRICE PER     NUMBER OF     ADDITION      DEVELOP-
                               INFRASTRUCTURE     ABLE TO       DWELLING      UNITS UNDER   TO THE        MENT
IDENTITY OF DEVELOPMENT         DEVELOPMENT       REGISTRANT    UNIT          CONSTRUCTION  REGISTRANT    BUILD-OUT
-----------------------        --------------     ----------    ---------     ------------  ----------    ---------
AVALON AT THE VILLAGES            COMPLETE               114    $186,000        24/36           4          24 MONTHS
  OF PALM AIRE
BERMUDA CLUB                      COMPLETE                30     200,000         20/4           0         FALL, 2001
IBIS/HERON CREEK                  COMPLETE                60     180,000        17/10           0          30 MONTHS
  GOLF AND COUNTRY CLUB
WILD PINES/HERON                  COMPLETE               112     250,000         11/8           3          39 MONTHS
  CREEK GOLF & COUNTRY CLUB
LAKE JOVITA                       COMPLETE                60     240,000          0/6           0          30 MONTHS
MOORINGS LAKEWOOD                INCOMPLETE              140     326,000          0/0           0          48 MONTHS
CALUMET RESERVE                   COMPLETE                54     195,000          0/4           0          30 MONTHS

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

     REGULATORY FACTORS. The development of residential real estate projects and the construction of single family dwellings constitutes activity which is subject to extensive regulation primarily by local governmental authorities and agencies thereof, although Florida, on a statewide basis, exercises significant regulation in terms of environmental concerns and other matters. As a result of this extensive regulation, the Company, as well as the subcontractors serving the Company, are required to comply with various state and local laws and regulations, including those relating to zoning, density requirements, the necessity of obtaining building permits, matters relating to environmental considerations, advertising, rules relating to the extension of credit and other subjects. Regulatory factors also affect the specifications and quality of materials that must be utilized on a minimum basis with respect to any constructed residential unit, as well as the completion of the infrastructure required in any development. In the opinion of the Company's management, the Company's business is currently being conducted in compliance with all applicable federal, state and local regulations.

     PROPERTY ACQUISITIONS. The Company continually inspects and determines the relative feasibility of real estate parcels for future residential development projects and, accordingly, constantly inspects available parcels of real estate in its operating area which are the Florida counties of Sarasota, Manatee, Collier, Hillsborough and Pasco. Real estate properties possibly suitable for development which are not located in such five county area will also be investigated. The Company has contracted for the purchase of property in Collier County, Florida (Naples), and has entered into a contract for the acquisition of development real estate in the Mount Dora, Florida area subject to obtaining zoning approval. Mount Dora is near Orlando, Florida (Orange County, Florida). The Company also has under contract for acquisition a development tract of real estate located in Fort Myers, Florida, which is in Lee County. The Company is also presently inspecting a property located in Lake County, Florida. Generally the Company endeavors to acquire developed building lots after all zoning and other governmental entitlements and approvals have been obtained. In effecting purchases in this manner, the Company believes that it may move into a particular market in a more rapid fashion from the time of land acquisition, construction of the residential unit and the ultimate sale thereof, thereby reducing the customary cycle experienced by most home builders. The disadvantages perceived by Company's management in acquiring property in such fashion is the possible depressing effect on the profit margins of the Company which may occur due to the increased acquisition cost which has as an element thereof the costs incurred and expended in obtaining zoning and necessary permits. Profits margins may be favorably influenced by such process, however, by permitting more certain building and construction schedules with respect to residential units. In such acquisition activities, the Company has and will continue to utilize lot options and similar contracts to secure developed lots or to assure, upon option exercise, an adequate inventory of such developed lots. Substantially all real estate purchased by the Company will involve those properties which have obtained all necessary permits and entitlements and comply with all regulatory factors, thereby permitting the Company to immediately begin residential construction activities.

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

     In the home construction and sales component of the industry, there are four major activities: building custom homes, building production homes, building townhomes, condominiums and apartments, and remodeling. The Company concentrates its residential construction activities on the construction of single family custom homes in the medium price range. The Company's geographic area of operation is estimated to contain approximately 12 major developers and residential unit contractors, some of whom conduct nationwide operations and engage in the building of production homes. The Company's management believes that within the Company's area of operations, the Company ranks among the top ten of such developers. Management's estimate is based upon a publication known as The Construction Guide which publishes on a monthly basis statistical data relating to the number of residential unit "construction starts" occurring in any particular month and which is cumulated on a year-to-date basis. It should be noted, however, that the range of construction starts varies widely and a number of home builders have monthly construction starts significantly in excess of those of the Company. For example, 70 construction starts were attributed to Whitehall for the 12 month period ended March 31, 2000. Twelve residential unit contractors, however, reported construction starts in excess of those of the Company ranging from a low of 25 construction starts to a high of 200 construction starts during the same period.

     EMPLOYEES. As of March 31, 2000, the Company had 11 employees, all of which are full time.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal executive office is located at 290 Cocoanut Avenue, Sarasota, Florida 34236 in a 3,192 square foot office building owned by the Company. The building, and an attached 1,961 square foot building owned by the Company, is subject to a mortgage requiring monthly payments of $3,920. Management believes that the building is adequate for its needs in the foreseeable future.

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

     As of March 31, 2000, there were approximately 396 shareholders of record of the Company's Common Stock.

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

     Generally, a penny stock is any stock which has a price of under $5 per share and is issued by an issuer which does not meet certain net tangible asset requirements pursuant to rules adopted by the Commission which provide that the issuer (a) has net tangible assets in excess of $2,000,000 if the issuer has been in continuous operation for at least three years, or $5,000,000 if the issuer has been in continuous operation for less than three years, or (b) has average revenue of at least $6,000,000 for the last three years. As of December 31, 2000, the Company did not meet such net tangible asset or revenue requirements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion, other than historical financial information, may consist of forward-looking statements that include substantial risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000 AS COMPARED TO THE YEAR ENDED MARCH 31, 1999:

Results of Operations

        The following table sends forth operating data as a percentage of revenue:

                                                       Year ended
                                                        March 31,
                                                    2000         1999
                                                    ----         ----
Revenues:
       Home and lot sales                            77%           97%
       Other                                         23%            3%
                                                    ---           ---
       Total                                        100%          100%
                                                    ---           ---
Costs and expenses:
       Cost of sales                                 53%           70%
       Selling, general and administrative           38%           21%
       Interest                                       2%            2%
       Other                                         --             3%
                                                    ---           ---
       Total                                         93%           96%
                                                    ---           ---
Income before income taxes                            7%            4%
                                                    ---           ---

Revenues:

     Home and Lot Sales:

The Company's Home and Lot sales increased by approximately $6,412,000 to approximately $8,511,000 for the year ended March 31, 2000 as compared to approximately $2,099,000 for the year ended March 31, 1999. Beginning in 1999, the Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit.

In addition, the Company began certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. In addition, during the year ended March 31, 1999, the Company sold primarily the final units in certain projects, which focused on the lower-end market. These units consisted of less square footage and correspondingly carried a lower sales price. Furthermore, as described in the Company's financial statements, prior to April 1999, certain projects were only owned 50% therefore recorded on the equity method. Upon purchasing the remaining 50% in April of 1999, these projects were consolidated in the financial statements. Total revenues relating to these projects approximated $1,579,000 during the year ended March 31, 1999.

     Other Revenue:

Other revenue consists of Management fees, interest and sundry income. During the year ended March 31, 1999, other revenue was approximately $627,000, as compared to approximately $262,000 for the year ended March 31, 2000. The primary reason for the decrease is that the Company earned approximately $317,000 and $119,000 of management fees and real estate commissions respectively, during the year ended March 31, 1999, as compared to $7,600 and $14,000 of management fees and real estate commissions respectively, during the year ended March 31, 2000. The primary source of these revenues during the year ended March 31, 1999 related to the projects in which the Company recorded on the equity method.

Costs and Expenses:

     Cost of sales:

Cost of sales increased by approximately $4,690,000 to approximately $6,134,000 for the year ended March 31, 2000 as compared to approximately $1,444,000 for the year ended March 31, 1999. The primary reason for the increase was due to the number of units closed and sales value during the year. However, the cost as a percent of sales was fairly consistent between the periods.

     Selling, general and administrative:

Selling, general and administrative increased for the year ended March 31, 2000 as compared to the year ended March 31, 1999 by approximately $815,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale, as well as building the Company's infrastructure.

     Interest:

Interest increased for the year ended March 31, 2000 as compared to the year ended March 31, 1999 by approximately $147,000. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowings.

As a result of the aforementioned and the Company's election to be taxed as a Subchapter "S" corporation prior to the merger (April 1999), the Company's net income was approximately $197,000 ($.02 per share) for the year ended March 31, 2000 as compared to approximately $204,000 (or $.03 per share) for the year ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2000, the Company had net assets of approximately $1,107,000 including cash and cash equivalents and marketable securities of approximately $745,000. During the year ended March 31, 2000, the Company's cash position increased by approximately $548,000. Its operating activities used approximately $3,308,000 of cash. This was used to increase inventories by approximately $5,309,000 which were funded mainly by the Company's net income of approximately $197,000, increase in customer deposits of approximately $837,000 and an increase in other short-term obligations of approximately $924,000. The Company's investing activities utilized cash of approximately $1,762,000 of which approximately, $1,410,000 was expensed on property and equipment, $282,000 was lent to the principle stockholder and approximately $70,000 was invested in marketable securities. The Company's financing activities provided approximately $5,618,000 of cash principally from the proceeds of its mortgages and notes payable. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 2000, the Company received capital contributions of approximately $881,000 and loans from its principle stockholder in the amount of approximately $1,319,000.

ITEM 7. FINANCIAL STATEMENTS.

     The Company's consolidated financial statements and the report of Alex Chaplan & Associates, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB/A.

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

        Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended March 31, 2000 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information regarding compensation paid to the Company's President and Chief Executive Officer during the fiscal years ended March 31, 1999 and 2000. Except as listed in the table below, no executive officer received total annual salary and bonus in excess of $100,000. No officer listed in the table below has been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

                                               ANNUAL COMPENSATION
                               ---------------------------------------------------
Name                                                                       Other
And                                                                        Annual
Principal                                                                  Compen-
Position                       Fiscal Year      Salary         Bonus       sation
--------------------------     -----------     --------     -----------    -------
Ronald Mustari, President         2000         $110,769         -0-          -0-
and Chief Executive Officer       1999         $100,000         -0-          -0-

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

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 31, 2000, there were 8,946,000 shares of the Company's Common Stock outstanding. The following table sets forth certain information with respect to beneficial ownership of the Company's outstanding Common Stock as of March 31, 2000 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors of the Company as a group.

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

     The Company engaged LSC Associates LLC ("Loan Star") to provide certain business consulting services pursuant to an agreement dated February 9, 2000, as amended. Under this agreement, which was terminated and replaced with a new consulting agreement dated June 20, 2001, the Company agreed to issue 178,920 shares of its common stock and pay an advisory fee starting at $500 per month and increasing to $1,500 per month to Loan Star as compensation for its services. Under the new agreement, the Company has agreed to pay Loan Star an advisory fee of $225 per hour for services which include advice with respect to mergers, acquisitions, corporate finance, joint ventures and other corporate matters. The Company has also agreed to reimburse Loan Star for all of its normal and reasonable out of pocket expenses previously approved by the Company. If the Company enters into a real estate joint venture transaction with any party introduced by Loan Star, Loan Star is entitled, under the new agreement, to receive, as a finders fee, cash in an amount equal to 5% of the total gross equity proceeds or value of the transaction, and 178,920 shares of the Company's Common Stock. The Company has also granted Loan Star the right to include these shares in any registration statement subsequently filed by the Company with the SEC to register shares for the Company's account or for the account of other shareholders.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a) Financial Statements. The following documents are filed as part of this report:

         Report of Alex Chaplan & Associates, Independent Accountants

               Consolidated Balance Sheets as of March 31, 1999 and 2000

               Consolidated Statements of Operations for the years ended March 31, 1999 and 2000

               Consolidated Statements of Shareholder's Equity (Deficit) for the years ended March 31, 1999 and 2000

               Consolidated Statements of Cash Flow for the years ended March 31, 1999 and 2000

               Notes to Consolidated Financial Statements

         (b)   Reports of Form 8-K:

               No reports on Form 8-K were filed by the Registrant.

         (c)   Exhibits:

               EXHIBIT
               NUMBER        DESCRIPTION OF EXHIBIT
               ------        ----------------------
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

               10.3          Consulting Agreement between the Registrant and LSC Associates
                             LLC dated June 20, 2001*

               16.1          Letter from Alex N. Chaplan and Associates dated April 23, 2001*

               21.1          Subsidiaries of the Registrant*

---------------
* Incorporated by reference to Registrant's Form 10-SB, as amended.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2001.

                                       WHITEHALL LIMITED, INC.


                                       By: /s/ RONALD MUSTARI
                                           -------------------------------------
                                           Ronald Mustari
                                           President and Chief Executive Officer

   In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                      Date
---------                      -----                                      ----
/s/ RONALD MUSTARI             President, Chief Executive Officer         August 15, 2001
-------------------------      and Director
Ronald Mustari

/s/ JOANNE MUSTARI             Treasurer and Chief Financial Officer      August 15, 2001
-------------------------
Joanne Mustari

/s/ GERALD H. GOULD            Director                                   August 15, 2001
-------------------------
Gerald H. Gould

/s/ ROBERT E. MESSICK          Director                                   August 15, 2001
-------------------------
Robert E. Messick


To the Board of Directors and Stockholders
Whitehall Limited, Inc. and Subsidiaries
FKA Cambridge Universal Corporation


In our opinion, the accompanying comparative consolidated balance sheets and the related comparative consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Whitehall Limited, Inc. and Subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the two year periods, in conformity with generally accepted accounting principles.

These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Alex Chaplan & Associates
Calabasas, CA  91302

November 22, 2000

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1999 AND 2000

                                     ASSETS

                                                                     March 31,
                                                            -------------------------
ASSETS                                                          1999            2000
                                                            ----------      ----------
        Cash and cash equivalents in Banks                  $  126,794      $  675,299
        Due from affiliated companies                                0         145,546
        Advances to Stockholders                                13,876         294,057
        Due from Others                                            362               0
        Investments - Securities (at market value)                   0          69,850
                                                            ----------      ----------

                  TOTAL CURRENT ASSETS                         141,032       1,184,752
                                                            ----------      ----------

CONSTRUCTION COSTS IN PROGRESS
        Land and development costs                                   0       1,620,497
        Homes under construction and furnished models          821,529       4,509,939
                                                            ----------      ----------

                  TOTAL CONSTRUCTION COSTS IN PROGRESS         821,529       6,130,436
                                                            ----------      ----------

PROPERTY AND EQUIPMENT, NET                                    390,472       1,768,948
                                                            ----------      ----------

OTHER ASSETS                                                         0         257,706
                                                            ----------      ----------

                  TOTAL ASSETS                              $1,353,033      $9,341,842
                                                            ==========      ==========






          See accompanying notes to consolidated financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1999 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                           March 31,
                                                                                -----------------------------
                                                                                    1999              2000
                                                                                -----------       -----------
LIABILITIES
        Notes payable to banks                                                  $         0       $   372,100
        Current portion of long term debt                                            99,943            91,848
        Accounts payable and accrued liabilities                                    196,802         1,120,868
        Notes payable                                                                     0           294,000
        Construction loans payable                                                  336,287         3,072,931
        Due to affiliated companies                                                   1,746                 0
        Customers' deposits                                                         406,948         1,244,207
        Income taxes payable-current                                                      0           131,284
                                                                                -----------       -----------

                  TOTAL CURRENT LIABILITIES                                       1,041,726         6,327,238

        Deferred income taxes                                                             0           210,236
        Note payable-related party                                                        0         1,319,196
        Note payable-long term debt                                                 354,480           378,080
                                                                                -----------       -----------

                  TOTAL LIABILITIES                                               1,396,206         8,234,750
                                                                                -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock; $.10 par value authorized, 100,000,000 shares
           issued shares - none                                                           0                 0
        Common stock; $.10 par value authorized, 500,000,000 shares issued
           and outstanding 8,946,000 shares in 2000 and 6,579,333 in 1999           657,933           894,600
        Paid in capital                                                            (284,992)          432,022
        Accumulated Deficit                                                        (416,114)         (219,530)
                                                                                -----------       -----------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (43,173)        1,107,092
                                                                                -----------       -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 1,353,033       $ 9,341,842
                                                                                ===========       ===========




          See accompanying notes to consolidated financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 2000

                                                                                March 31,
                                                                     ------------------------------
                                                                         1999              2000
                                                                     ------------      ------------
REVENUES
         Sales of homes and lots                                     $  2,098,573      $  8,511,356
         Management fees                                                  317,043             7,600
         Real estate commissions                                          119,474            13,654
         Other                                                            190,926           240,627
                                                                     ------------      ------------

                      TOTAL REVENUES                                    2,726,016         8,773,237
                                                                     ------------      ------------

COSTS AND EXPENSES
         Costs of homes and lots                                        1,443,920         6,133,793
         Selling and general and administration                         1,024,719         1,839,225
         Interest Expense                                                  52,981           199,520
         Other                                                                  0           272,831
                                                                     ------------      ------------

                      TOTAL COSTS AND EXPENSES                          2,521,620         8,445,369
                                                                     ------------      ------------

                      INCOME BEFORE INCOME TAXES                          204,396           327,868

INCOME TAXES-CURRENT                                                            0           131,284
                                                                     ------------      ------------

                      NET  INCOME                                    $    204,396      $    196,584
                                                                     ============      ============

                      BASIC NET INCOME PER COMMON SHARE:             $      0.031      $      0.023
                                                                     ============      ============

                      BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      $  6,579,333      $  8,452,944
                                                                     ============      ============



          See accompanying notes to consolidated financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 2000



                                                      Common Stock
                                                --------------------------                       Retained
                                                Number of        Par Value       Paid in         Earnings
                                                  Shares          Amount         Capital         (Deficit)          Total
                                                ----------      ----------      ----------       ----------       ----------
Balance-April 1, 1998                            6,579,333      $  657,933      $ (376,680)      $ (366,392)      $  (85,139)
Stockholders' Capital Contribution                                                  91,688                            91,688
Profit distribution to Stockholders under
    Sub-Chapter S of the internal Revenue
    Code                                                                                           (254,118)        (254,118)

Net income for the fiscal year ended
    March 31, 1999                                                                                  204,396          204,396
                                                ----------      ----------      ----------       ----------       ----------

Balance-March 31, 1999                           6,579,333         657,933        (284,992)        (416,114)         (43,173)

Capital contribution to effect purchase
    of minority Shareholders interest
    for cash in four Corporations on April
    29, 1999                                                                       431,151                           431,151
Common stock issued in reverse acquisition       2,366,667         236,667         213,000                           449,667
Forgiveness of shareholders' interest                                               72,863                            72,863
Net Income for the fiscal year ended
    March 31, 2000                                                                                  196,584          196,584
                                                ----------      ----------      ----------       ----------       ----------

Balance-March 31, 2000                           8,946,000      $  894,600      $  432,022       $ (219,530)      $1,107,092
                                                ==========      ==========      ==========       ==========       ==========



           See accompanying notes to consolidated financial statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 2000

                                                                                              March 31,
                                                                                   -----------------------------
                                                                                       1999              2000
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                $   204,396       $   196,584
         Adjustments to reconcile net income to net
            cash provided (used) by operating activities:
                      Depreciation                                                      27,960            31,618
                      Shareholders' forgiveness of interest                                  0            72,863
                      Common stock issued in reverse acquisition                             0           449,667
                      Income taxes-deferred                                                  0           210,236
         Changes in assets and liabilities:
                      Land and development costs                                             0        (1,620,497)
                      Homes under construction and furnished models                   (318,331)       (3,688,410)
                      Customer deposits                                                 71,545           837,259
                      Accounts payable and accrued liabilities                          83,860           924,066
                      Income taxes-current                                                   0           131,284
                      Other assets                                                        (145)         (257,706)
                      Due from/to affiliates                                            81,727          (145,546)
                                                                                   -----------       -----------
                                  NET CASH PROVIDED (USED) BY
                                     OPERATING ACTIVITIES                              151,012        (2,858,582)
                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Loans and other                                                               (13,112)         (281,565)
         Property and equipment                                                        (12,718)       (1,410,094)
         Investment in securities                                                            0           (69,850)
                                                                                   -----------       -----------
                                  NET CASH FLOWS USED IN INVESTING ACTIVITIES          (25,830)       (1,761,509)
                                                                                   -----------       -----------

CASH FLOWS  PROVIDED BY FINANCING ACTIVITIES
         Loan-related party                                                                  0         1,319,196
         Stockholders capital contribution                                              91,688           431,151
         Construction loans                                                            162,213         2,736,644
         Notes payable                                                                 (90,148)          681,605
         Distribution to stockholders under SubChapter "S"                            (254,118)                0
                                                                                   -----------       -----------

                                  NET CASH FLOWS PROVIDED (USED) BY
                                       FINANCING ACTIVITIES                            (90,365)        5,168,596
                                                                                   -----------       -----------
                                  NET CASH AND CASH EQUIVALENTS  INCREASE               34,817           548,505
                                  NET CASH AND CASH EQUIVALENTS-
                                      BEGINNING OF PERIOD                               91,977           126,794
                                                                                   -----------       -----------
                                  NET CASH AND CASH EQUIVALENTS -
                                      END OF PERIOD                                $   126,794       $   675,299
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
         Interest paid, net of amounts capitalized                                 $    52,981       $   199,520
                                                                                   ===========       ===========
         Income taxes paid                                                         $         0       $         0
                                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                     AS OF MARCH 31, 1999 AND MARCH 31, 2000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1 -- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

        Whitehall Homes, Inc. and Affiliated Companies were originally formed in 1985 to develop land and construct single family and/or multi family housing. All project costs are recorded on a specific job basis. All properties are carried at the lower of carrying amount or fair value less cost to sell. Project costs on real estate projects may be direct or indirect. Direct costs that are related to the acquisition development, and construction of a real estate project are capitalized as project costs. Indirect costs on real estate projects that can be identified clearly to specific projects under development or construction are capitalized as project costs, or allocated to several real estate projects under development or construction on a reasonable basis. Indirect cost on real estate projects, not under development or construction, are expensed as incurred, including general and administrative expenses.

        The Company recognizes revenue from the sale of its real estate properties, after obtaining sufficient down payment and/or financing, has been arranged by the buyer. Upon transfer of title to the buyer, no further significant activities are required from the Company.

Basis of Presentation:

        On June 17, 1999, Whitehall Limited, Inc. acquired all of the outstanding shares of Whitehall II, Inc. in exchange for 6,579,333 shares of its common stock. The transaction has been accounted for as a reverse merger involving a shell company (Whitehall Limited, Inc.), effectively a re-capitalization of Whitehall Homes II, Inc. (the operating company/accounting acquirer). Accordingly, the historical financial statements of Whitehall Homes II, Inc. are presented as the historical financial statements of the registrant. The results of operations of Whitehall Limited, Inc. (legal acquirer/shell) are included in the consolidated financial statements since the date of the merger.

        On April 29, 1999, the Company acquired, using the purchase method, the 50 percent of four companies that it previously did not own (Whitehall Homes at Avalon, Inc.; Bermuda Development Corp.; Whitehall Associates, Inc.; and Whitehall at Maple Hammock, Inc.) in exchange for $641,387, which was provided to the Company as a capital contribution by the majority shareholders. As a result, in April 1999, the Company began consolidating these entities, which were previously accounted for using the equity method. The excess purchase price over the historical stockholders' deficiencies of the activities was allocated to land and development costs.

Principles of Consolidation:

        The Consolidated Financial Statements include the accounts of Whitehall Limited, Inc. and its' direct and indirect wholly owned subsidiaries. All significant inter-company accounts have been eliminated in consolidation.

Equity-Method Investments:

        In 1999, major stockholders owned 50 percent interest in four companies (Whitehall Homes at Avalon, Inc.; Bermuda Development Corp.; Whitehall Associates, Inc.; and Whitehall at Maple Hammock, Inc.) . Through April 29, 1999 (see basis of presentation), the Company accounted for these investments using the equity method in its combined financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                     AS OF MARCH 31, 1999 AND MARCH 31, 2000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment:

        Property and Equipment is depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance, repairs, renewals and betterments, which do not materially prolong useful lives of the assets, are charged to income as incurred. The cost of property retired or sold and the related accumulated depreciation is removed from the accounts and any gain or loss from sales is recorded as income.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Actual results could differ from these estimates.

Cash and Cash Equivalents:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company considers all highly liquid investments purchased with, a maturity of three months or less, to be cash equivalents. The Company maintains its cash and cash equivalents in bank and other accounts, the balances of which, at times, may exceed Federally insured limits. At March 31, 2000, such cash and cash equivalent balances exceeded Federally insured limits by approximately $320,000. Exposure to credit risk is reduced by placing such deposits with high credit quality financial institutions.

Earnings Per Share:

        The Company has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the years ended March 31, 2000 and 1999. Diluted earnings per share have not been presented because there were no additional shares derived from the assumed conversion of the note payable-stockholder at fair value and the application of the treasury stock method.

Consulting Agreements:

        On February 15, 1999, Ronald Mustari entered into a consulting agreement with Andrews & Associates, Inc. ("Andrews"), a residential real estate development consulting firm, pursuant to which, among other things, Andrews agreed to obtain voting control of the Company in order to facilitate a subsequent business combination with Whitehall. Andrews agreed that upon consummation of the business combination, Andrews would transfer to Mr. Mustari or Whitehall 50% of the shares of the Company's Common Stock acquired by Andrews from certain shareholders of the Company, and Mr. Mustari agreed to cause Whitehall to become obligated to pay 50% of the $75,000 promissory note of Andrews delivered as payment for a portion of the shares purchased from such selling shareholders. The consulting agreement further provided that upon consummation of such business combination, the Company would engage Andrews to perform consulting services pursuant to a five year consulting agreement, the terms of which are described below. In an addendum to the consulting agreement dated June 30, 1999, the Company agreed to be bound by the terms of the consulting agreement with Andrews described below; and also agreed to issue 1,000,000 shares of Common Stock to Andrews as payment in assisting in the combination of Whitehall.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                     AS OF MARCH 31, 1999 AND MARCH 31, 2000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gregory M. Andrews, an officer, director and principal shareholder of Andrews, served as a director and vice president, treasurer and secretary of the Company from May 21, 1999 through the date of consummation of the acquisition of Whitehall.

        Prior to the Company's acquisition of Whitehall, Andrews entered into an agreement dated February 18, 1999 with several of the Company's shareholders (the "Andrews Stock Purchase Agreement") pursuant to which Andrews agreed to purchase a total of 763,333 shares of the Company's Common Stock (approximately 32% of the outstanding shares) for $100,000, payable $25,000 in cash and $75,000 in promissory notes, and the selling shareholders agreed to sell such shares and to deliver proxies to Andrews to vote a majority of the Company's outstanding shares. Upon consummation of the Andrews Stock Purchase Agreement on or about May 1, 1999, 190,833 of the shares were transferred to Andrews and stock certificates registered in the names of the selling shareholders for 572,500 shares were deposited into an escrow account and held pursuant to the terms of an escrow agreement. The escrow agreement provided that as monthly installment payments on the promissory notes were received by the escrow agent, a pro rata portion of the escrowed shares would be released and transferred to Andrews. The selling shareholders granted proxies to Andrews to vote the escrowed shares and delivered proxies to vote a sufficient number of additional shares owned by other shareholders so that Andrews obtained voting rights to a majority of the Company's outstanding shares. Gregory M. Andrews, an officer, directory and principal shareholder of Andrews, was also serving as a director and vice president, treasurer and secretary of the Company at the time of the transaction.

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

        The Company engaged LSC Associates LLC ("Loan Star"), to provide certain business consulting services pursuant to an agreement dated February 9, 2000, as amended, which commences on October 1, 2000. Loan Star's services include providing advice with respect to mergers, acquisitions, joint ventures, debt or equity financing, restructuring and other corporate matters. As compensation for these and other services, the Company agreed to issue to Loan Star a total of 536,760 shares of Common Stock which, when issued, will constitute 6% of the Company's total outstanding Common Stock as of September 30, 2000. 178,920 of the shares are to be issued upon commencement of the agreement and the balance are to be issued at such time as the Company has received investment capital or other consideration of up to $10,000,000. Loan Star is also entitled to receive such additional number of shares as may be necessary in order to enable Loan Star to maintain its percentage interest in the Company at such time or times as such investment capital or other consideration is received. The Company also agreed to grant Loan Star rights to include the shares in any registration statement subsequently filed by the Company with the SEC to register shares for the Company's account or for the account of other shareholders. In addition to the shares, the Company agreed to pay Loan Star a monthly advisory fee which starts at $1,500 and increases at the rate of $500 per month during the first six months of the term of the agreement. Loan Star is also entitled to reimbursement for all of its normal and reasonable out-of-pocket expenses previously approved by the Company. If the Company enters into a transaction with any party introduced by Loan Star to the Company, Loan Star is entitled to a finder's fee equal to 5% of the value of such transaction. The Company also agreed to use its best efforts to elect a person designated by Loan Star to the Company's Board of Directors at such time as Loan star owns 6% of the Company' outstanding Common Stock.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                     AS OF MARCH 31, 1999 AND MARCH 31, 2000


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 2-INVESTMENTS

        The Company has invested excess working capital in short-term securities as of March 31, 2000 in the amount of $69,850. These short-term securities are readily convertible to known amounts of cash and market value approximates cost.

        NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at March 31, 2000.

        Land and building                      $1,656,844
        Furniture and fixtures                      6,217
        Equipment                                  59,735
        Vehicles                                   83,275
                                               ----------
                                                1,806,071
        Less:  accumulated depreciation           (37,123)
                                               ----------
                                               $1,768,948
                                               ==========

        Depreciation expense was $31,618 and $27,960 for the years ending March 31, 2000 and 1999, respectively.


NOTE 4-ADVANCES TO STOCKHOLDERS

        Advances to stockholders of $13,876 and $294,057 at March 31, 1999 and 2000 respectively, were noninterest bearing and due on demand. Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from stockholders because of the relationship of the Company and its stockholders, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximately fair value as of March 31, 1999 and 2000.

                            WHITEHALL LIMITED, INC.
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                    AS OF MARCH 31, 1999 AND MARCH 31, 2000


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 5-NOTES PAYABLE AND LONG-TERM DEBT

 Notes payable and long-term debt consist of the following at March 31, 2000:
        Land and land development loans-collaterized by land and
        land improvements prior to building activities:
            Bermuda Development Division-Interest @1% to 1.5%
                over prime rate                                               $    40,000
        Whitehall Homes at Avalon, Division-Interest @1% over
                prime rate                                                         32,100
            Unsecured note; Interest @1% over prime rate                          200,000
            Unsecured note; Interest @2.25% over prime rate; due
                September 2, 1999 renewed to September 2, 2001                    100,000

        Construction Loans-collaterized by specific
            homes under construction, interest at 1%
            to 1.5% over prime rate, maximum loans may
            not exceed $3,087,400 at
            March 31, 1999 and $4,442,017 at March 31, 2000                     3,072,931

        Notes Payable:
        Collaterized by mortgage on land and buildings, interest at
            1.5% over prime rate.  Payable on a 20 year schedule,
            all due and payable on February 26, 2006                              353,054
        Note payable-collaterized by computer equipment loader
            and vehicles, payable $7,654 per month as of March 31, 2000           116,874
        Note payable-collaterized by a second trust deed on lots payable
            when sold                                                             294,000
                                                                              -----------
                                                                                4,208,959
                                   Less current portion                        (3,830,879)
                                                                              -----------
                                   Long-term debt                             $   378,080
                                                                              ===========


Note payable-related party:

        As of June 17, 1999, the Company became indebted to the major stockholders in the amount of $1,319,196, bearing interest at the rate of 7% per annum, all principle is due and payable on June 30, 2006. As of March 31, 2000, the Company has accrued interest to the related party in the amount of $72,863. During the year ended March 31, 2000, the Company forgave shareholder interest in the amount of $72,863, which was added to paid-in capital. Interest will accrue at 7% per annum until due date of 6/30/2006, at which time the entire balance of note with accrued interest will be due.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                     AS OF MARCH 31, 1999 AND MARCH 31, 2000


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 5-NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

Notes payable and long-term debt and note payable -- related party; are due in the following years:

                  2001                      $     3,830,879
                  2002                               25,026
                  2003                                  ---
                  2004                                  ---
                  2005                                  ---
                  Thereafter                      1,672,250
                                            ---------------
                                            $     5,528,155
                                            ===============


NOTE 6- INCOME TAXES

           The former stockholders of the companies had elected to be taxed under the provisions of Sub-Chapter "S" of the United States Internal Revenue Code and as a result, the Company was not liable for income taxes in prior years.

Income Tax Expense is as follows for the years ended March 31, 1999 (pro-forma) and 2000:

                                        1999            2000
                                    ----------      ----------
            Current:
                       Federal      $   62,241      $  111,475
                       State            12,000          19,809
                                    ----------      ----------
                                    $   74,241      $  131,284
                                    ==========      ==========

The 1999 pro forma and 2000 effective rates exceed the Federal statutory rate of 34 percent due to state income taxes.

Deferred taxes relate to the differences in land and development costs for financial reporting and income tax purposes.

NOTE 7- COMMITMENTS AND CONTINGENCY:

        Whitehall Limited, Inc. has various lines of credit with financial institutions. The major stockholders have guaranteed certain loans and/or assigned a life insurance policy as security.

NOTE 8 -- EQUITY -- METHOD INVESTMENTS:

As discussed in Note 1, the Company, through April 29, 1999, owned a 50 percent interest in four real estate development companies. Summarized major stockholders' financial information for these equity-method investments is as follows:

                                       Year ended
                                     March 31, 1999*
                                    ----------------
         Revenues                     $ 1,579,000
         Net Loss                     $  (227,616)

* Summarized financial information for the period April 1, 1999 to April 29, 1999 is not significant.