Form 10QSB
period 2000-06-30
WHITEHALL LTD INC
filed 2001-08-17
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE

        ACT For the transition period from _________ to ________________.

                         Commission file number: 0-29027

                             Whitehall Limited, Inc.
        (Exact name of small business issuer as specified in its charter)

                Florida                                   84-1092599
       ----------------------------           ---------------------------------
       (State or other jurisdiction           (IRS Employer Identification No.)
           of incorporation or
              organization)

                  290 Cocoanut Avenue, Sarasota, Florida 34236
        -----------------------------------------------------------------
                     Address of principal executive offices

                                  941-954-1181
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
        -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [ ]           No  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,946,000

Transitional Small Business Disclosure Format (check one):

                      Yes  [ ]           No  [x]

                                     Part I

                              Financial Information


Item 1. Financial Statements

        See financial statements beginning on page F-1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        Form 10-QSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

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

        Results of operations for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999:

        The Company is presently engaged in the development of the following projects:

                                     Estimated      Number of           Units closed
                                      Average         Units             three months
                        Total         Selling        To close               Ended
                      Number of        Price          As of        ------------------------
    Project             Units        Per Unit        6/30/00        6/30/00        6/30/99
   ---------          ---------      ---------      ---------      ---------      ---------
Avalon at
   The Villages
   Of Palm Aire             114      $ 186,000             58             10              1
Beekman Place
   & village                148        165,000              0              A              9
Bermuda Club                 30        200,000              7              1
Governor's Green             16        325,000              0                             1
Heron Creek Golf
   Country Club             112        250,000             38
Lake JoVita                  60        240,000             60
Off Site                                                                   1              1
                                                    ---------      ---------      ---------
           Total                                          146             12             12
                                                    =========      =========      =========

        (A) Project completed Fall of 1999

Results of Operations

        The following table sends forth operating data as a percentage of revenue:

                                                 Three months ended
                                                      June 30,
                                                2000           1999
                                              --------       --------
    Revenues:
        Home and lot sales                          99%            96%
        Other                                        1%             4%
                                              --------       --------
               Total                               100%           100%
                                              --------       --------

    Costs and expenses:
        Cost of sales                               72%            84%
        Selling                                      9%            12%
        General and administrative/other            11%            36%
        Interest                                     3%             2%
                                              --------       --------
               Total                                95%           134%
                                              --------       --------

Income(loss) before income taxes                     5%           (34)%
                                              --------       --------


Revenues:

        Home and Lot Sales:

               The Company's Home and Lot sales increased by approximately $1,830,000 to approximately $3,077,000 for the three months ended June 30, 2000 as compared to approximately $1,244,000 for the three months ended June 30, 1999. Beginning in 1999 and continuing throughout 2000, the Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit. In addition, during 1999, the Company began to close out a project and sold certain units at below market value in order to complete the project and focus its efforts on a newer and more high end development.

         Other Revenue:

               Other revenue consists of Management fee, interest, and sundry income. During the three months ended June 30, 2000, other revenue was approximately $27,000 as compared to approximately $57,000 for the three months ended September 30, 1999. The primary reason for the decrease is due to the Company earning approximately $30,000 of other income during 2000.

Costs and expenses:

        Cost of sales:

               Cost of sales increased by approximately $1,170,000 to approximately $2,218,000 for the three months ended June 30, 2000 as compared to approximately $1,049,000 for the three months ended June 30,1999. The primary reason for the increase was the Company sold larger and more expensive homes in 2000 as compared to 1999. However, as a percentage of sales, 2000 cost of sales were less than 1999. This was primarily due to the Company closing out certain lower end projects in 1999.

        Selling, general and administrative:

               Selling, general and administrative increased for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 by approximately $244,000. The primary reason for this is that selling expenses increased by approximately $123,000 due to the increase in sales.

        Interest:

               Interest increased for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 by approximately $52,000. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowing.

As a result of the aforementioned and the Company fully utilizing its net operating loss carryovers in 1999, the Company's net income was approximately $87,000 ($.01 per share) for the three months ended June 30, 2000 as compared to approximately $(442,000) for the three months ended June 30,1999.

Liquidity and Capital Resources:

As of June 30, 2000, the Company had net assets of approximately $1,252,000 including cash and cash equivalents of approximately $517,000. During the three months ended June 30, 2000, the Company's cash position decreased by approximately $158,000. Its operating activities utilized approximately $385,000 of cash. This was caused by an increase in inventories of approximately $1,053,000, offset by the receipt of customer deposits of approximately $696,000 and the company's overall profitability. The Company's investing activities utilized cash of approximately $248,000 of which approximately $150,000 was lent to the principle stockholder and approximately $97,000 was invested in marketable securities. The Company's financing activities provided approximately $474,000 of cash principally from the proceeds of its mortgages and notes payable( net of repayments).

The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 1999, the Company received capital contributions of approximately $858,000 and loans from its principle stockholder in the amount of approximately $1,319,000.

                                     Part II
                                Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

        None.

        (b) Reports on Form 8-K We did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Whitehall Limited, Inc.

August 15, 2001                    /s/   Ronald Mustari
                                   ---------------------------------------------
                                   Ronald Mustari, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


August 15, 2001                    /s/   Joanne Mustari
                                   ---------------------------------------------
                                   Joanne Mustari, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION



                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at June 30, 2000(unaudited)           F-2-3

Condensed  Consolidated Statements of Income
Three months Ended June 30, 2000 and 1999(unaudited)                       F-4

Condensed Consolidated Statement of Changes in Stockholders' Equity
Three months ended June 30,
2000(unaudited)                                                            F-5

Condensed Consolidated Statements of Cash Flows(unaudited)
Three months ended June 30, 2000 and 1999(unaudited)                       F-6

Notes to Condensed Consolidated Financial Statements                       F-7

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2000
                                   (UNAUDITED)


                                     ASSETS
CURRENT ASSETS
                Cash in Banks                                        $   516,904
                Due from affiliated companies                            162,162
                Due from stockholder (Net)                               577,514
                Investments - (at market value)                          167,314
                                                                     -----------

                           TOTAL CURRENT ASSETS                        1,423,894
                                                                     -----------


CONSTRUCTION COSTS IN PROGRESS
                Land and development costs                             1,539,686
                Homes under construction and furnished models          5,643,817
                                                                     -----------

                           TOTAL CONSTRUCTION COSTS IN PROGRESS        7,183,503
                                                                     -----------

PROPERTY AND EQUIPMENT
                Office land and building                               1,656,844
                Office furniture and fixtures                              2,354
                Construction equipment                                    59,735
                Vehicles                                                  83,275
                                                                     -----------
                           TOTAL                                       1,802,208
                Less: Depreciation                                        43,150
                                                                     -----------

                           TOTAL PROPERTY AND EQUIPMENT                1,759,058
                                                                     -----------

OTHER ASSETS                                                             229,206
                                                                     -----------

                           TOTAL ASSETS                              $10,595,661
                                                                     ===========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2000
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
                Accounts payable                                             $    846,870
                Customers' deposits                                             1,940,074
                Income taxes payable-current                                      210,816
                Due to stockholders'                                              133,166
                Notes and loans payable:
                    Land and development loans                                    246,100
                    Construction loans                                          3,497,852
                    Notes payable                                                 519,652
                                                                             ------------

                           TOTAL  CURRENT LIABILITIES                           7,394,530

                Income Taxes-deferred                                             210,236
                Note payable-related party                                      1,319,196
                Note payable-long-term debt                                       419,299
                                                                             ------------

                           TOTAL LIABILITIES                                    9,343,261
                                                                             ------------

STOCKHOLDERS' EQUITY
                Preferred stock; $.10 par value authorized, 100,000,000
                   shares: none issued                                       $          0
                Common stock; $.10 par value authorized-
                   500,000,000 shares; issued and
                   outstanding 8,946,000 shares                                   894,600
                Paid in capital                                                   455,046
                Retained earnings (deficit)                                       (97,246)
                                                                             ------------

                           TOTAL STOCKHOLDERS' EQUITY                           1,252,400
                                                                             ------------

                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 10,595,661
                                                                             ============




       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                                               FOR THE THREE
                                                                                MONTHS ENDED
                                                                        -----------------------------
INCOME                                                                    6/30/99           6/30/00
                                                                        -----------       -----------
                Homes and Lot Sales                                     $ 1,243,692       $ 3,076,509
                Interest                                                      2,432            10,150
                Other                                                        55,124            17,148
                                                                        -----------       -----------

                           TOTAL INCOME                                   1,301,248         3,103,807

COST OF HOMES AND LOTS SALES                                              1,048,541         2,218,444
                                                                        -----------       -----------

                           INCOME (BEFORE OPERATING EXPENSES)               252,707           885,363
                                                                        -----------       -----------
OPERATING EXPENSES
                Selling and General                                         138,888           189,608
                Personnel                                                   128,487           202,060
                Office                                                      105,011           152,834
                Real estate commissions                                      20,470            92,760
                Interest                                                     29,349            81,189
                Other                                                       272,831                 0
                                                                        -----------       -----------

                           TOTAL OPERATING EXPENSES                         695,036           718,451
                                                                        -----------       -----------

                           NET INCOME (LOSS) (BEFORE INCOME TAXES)         (442,329)          166,912

                           FEDERAL AND STATE INCOME TAXES                         0            79,533
                                                                        -----------       -----------

                           NET INCOME (LOSS) FOR THE PERIOD             $  (442,329)      $    87,379
                                                                        ===========       ===========

                           NET INCOME (LOSS)  PER COMMON SHARE          $    (0.016)      $     0.014
                                                                        ===========       ===========
                           BASIC WEIGHTED AVERAGE NUMBER
                                     OF COMMON SHARES                     8,946,000         8,946,000
                                                                        ===========       ===========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                        RETAINED
                                         COMMON          STOCK         PAID - IN        EARNINGS
                                         SHARES          AMOUNT         CAPITAL         <DEFICIT>         TOTAL
                                       ----------      ----------      ----------      ----------       ----------
BALANCE - APRIL 1, 2000                 8,946,000      $  894,600      $  432,022      $ (219,530)      $1,107,092

    Forgiveness of shareholders'
       interest                                                            23,024                       $   23,024
    Net income for the three
       months ended June 30, 2000                                                         122,284          122,284
                                       ----------      ----------      ----------      ----------       ----------

Balance-June 30, 2000                   8,946,000      $  894,600      $  455,046      $  (97,246)      $1,252,400
                                       ==========      ==========      ==========      ==========       ==========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)



                                                                                     FOR THE THREE
                                                                                      MONTHS ENDED
                                                                              -----------------------------
                                                                                6/30/99           6/30/00
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
                Net Income or (loss)                                          $  (442,329)      $   122,284
                Adjustments to reconcile net (loss) to net
                   cash provided by operating activities:
                           Depreciation and amortization                           12,193             9,616
                           Equipment loss                                               0               274
                           Forgiveness of shareholders' interest                    3,605            23,023
                Changes in assets and liabilities:
                           Land and development costs                          (1,866,165)           80,811
                           Construction in Progess-Homes and Models            (1,771,378)       (1,133,878)
                           Customer deposits                                      388,145           695,867
                           Accounts payable and accrued liabilities               399,610          (273,998)
                           Income taxes payable-current                                 0            79,533
                           Income taxes payable-deferred                          210,236                 0
                           Vehicles                                                16,563                 0
                           Other assets                                          (227,067)           28,500
                           Due from affiliates                                   (109,676)                0
                           Due to affiliates                                         (240)          (16,616)
                                                                              -----------       -----------

                                NET CASH  (USED) BY OPERATING ACTIVITIES       (3,386,503)         (384,584)
                                                                              -----------       -----------

CASH FLOWS TO/FROM INVESTING ACTIVITIES
                Loans and other                                                  (138,852)         (150,291)
                Property and equipment                                         (1,123,351)                0
                Net decrease (increase) in investments                                  0           (97,464)
                                                                              -----------       -----------
                                NET CASH FLOWS FROM (TO)
                                    INVESTING ACTIVITIES                       (1,262,203)         (247,755)
                                                                              -----------       -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
                Note payable-related                                            1,319,196                 0
                Shareholders' capital contribution                                857,992                 0
                Construction loans                                              2,420,760           598,921
                Notes payable                                                     278,928          (124,977)
                                                                              -----------       -----------
                                NET CASH FLOWS PROVIDED BY
                                    FINANCING ACTIVITIES                        4,876,876           473,944
                                                                              -----------       -----------
                                NET INCREASE (DECREASE) IN CASH                   228,170          (158,395)
                                NET CASH - Beginning of period                    126,794           625,299
                                                                              -----------       -----------
                                NET CASH - End of period                      $   354,964       $   466,904
                                                                              ===========       ===========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LINE OF BUSINESS

CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Whitehall Homes, Inc. and Affiliated Companies and the Company and its wholly-owned subsidiary WHITEHALL HOMES, II, INC. after elimination of significant inter-company accounts and transactions.

Earnings Per Share:

        The Company has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentations of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share are calculated by dividing net income by the weight average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. For the years ended March 31, 2000 and 1999, diluted earnings per share have not been presented because there were no additional shares derived from the assumed conversion of the note payable-stockholder at fair value and the application of the treasury stock method.

        Significant accounting policies and line of business have not changed from March 31, 2000.

NOTE II-BASIS OF PRESENTATION The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. These quarterly financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended March 31, 2000.