Form 10QSB
period 2000-09-30
WHITEHALL LTD INC
filed 2001-08-17
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations for the six and three months ended September 30, 2000 as compared to the six and three months ended September 30, 1999:

The Company is presently engaged in the development of the following projects:

                                  Estimated   Number of       Units closed            Units closed
                                   Average      Units          Six months             Three months
                         Total     Selling     To close           Ended                  Ended
                       Number of    Price       As of      ----------------------------------------
      Project            Units     Per Unit    9/30/00      9/30/00    9/30/99      9/30/00 9/30/99
----------------      ----------  ----------   ---------- ---------- -------------  ------- -------
Avalon at
   The Villages
   Of Palm Aire             114   $186,000          42         26        5            16        4
Beekman Place
   & village                148    165,000           0         (A)      18                      9
Bermuda Club                 30    200,000           6          2        2             1        2
Governor's Green             16    325,000           0                   1
Heron Creek Golf
   Country Club             112    250,000          38
Lake JoVita                  60    240,000          60
Off Site                                                        2        1             1
                                              --------   --------   ------      --------   ------
        Total                                      146         30       27            18       15
                                              ========   ========   ======      ========   ======

------------
(A)     Project completed Fall of 1999

Results of Operations

        The following table sends forth operating data as a percentage of revenue:

                                        Six months ended      Three months ended
                                         September 30,          September 30,
                                        ----------------      ------------------
                                        2000       1999        2000       1999
                                        ----       ----        ----       ----
    Revenues:
        Home and lot sales                98%        96%         98%        96%
        Other                              2%         4%          2%         4%
                                        ----       ----        ----       ----
               Total                     100%       100%        100%       100%
                                        ----       ----        ----       ----
    Costs and expenses:
        Cost of sales                     73%        74%         76%        71%
        Selling                            8%        10%          7%         9%
        General and administrative        12%        23%         12%         9%
        Interest                           3%         3%          3%         3%
                                                   ----        ----       ----
               Total                      96%       110%         98%        92%
                                        ----       ----        ----       ----

Income(loss) before income taxes           4%       (10)%         2%         8%
                                        ----       ----        ----       ----

Revenues:

        Home and Lot Sales:

                The Company's Home and Lot sales increased by approximately $2,957,000 to approximately $5,907,000 for the six months ended September 30, 2000 as compared to approximately $2,950,000 for the six months ended September 30, 1999. The Company's Home and Lot sales also increased by approximately $1,125,000 for the three months ended September 30, 2000 to approximately $2,831,000 from approximately $1,706,000 for the three months ended September 30, 1999. Beginning in 1999 and continuing throughout 2000, the Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit. In addition, the Company began certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. Also, the Company commenced the sale of units in higher end projects. As a result of the aforementioned, the average unit sales price on the 30 units closed during the six months ended September 30, 2000 was approximately $197,000 as compared to approximately $109,000 for the 27 units closed during the six months ended September 30, 1999. The Company closed three more units in the quarter ending September 30, 2000 as compared to the quarter ending September 30, 1999, thereby accounting for the increased sales volume in the quarter then ended.

        Other Revenue:

                Other revenue consists of Management fee, interest, and sundry income. During the six and three months ended September 30, 2000, other revenue was approximately $109,000 and $47,000, respectively, as compared to approximately $127,000 and $69,000 for the six and three months ended September 30, 1999. The primary reason for the decrease is due to the Company earning approximately $71,000 and $33,000 less of other income during 2000.

Costs and expenses:

        Cost of sales:

                Cost of sales increased by approximately $2,109,000 to approximately $4,372,000 for the six months ended September 30, 2000 as compared to approximately $2,263,000 for the six months ended September 30,1999. Cost of sales also increased by approximately $939,000 for the three months ended September 30, 2000 to approximately $2,154,000 from approximately $1,215,000 for the three months ended September 30, 1999. The primary reason for the increase was due to the number of units closed during this period. However, the cost as a percent of sales was fairly constant from 1999 to 2000.

        Selling, general and administrative:

                Selling, general and administrative increased for the six and three months ended September 30, 2000 as compared to the six and three months ended September 30, 1999 by approximately $205,000 and $252,000, respectively. The primary reason for this is that selling expenses increased by approximately $163,000 and $40,000, respectively, due to the number of closings and units under contract.


        Interest:

                Interest increased for the six and three months ended September 30, 2000 as compared to the six and three months ended September 30, 1999 by approximately $71,000 and $18,000, respectively. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowing.

As a result of the aforementioned and the Company fully utilizing its net operating loss carryovers in 1999, the Company's net income was approximately $159,000 ($.02 per share) and $37,000 (less than $.01 per share) for the six and three months ended September 30, 2000 as compared to approximately $(293,000) and $150,000 for the six and three months ended September 30,1999.

Liquidity and Capital Resources:

As of September 30, 2000, the Company had net assets of approximately $1,313,000 including cash and cash equivalents of approximately $786,000. During the six months ended September 30, 2000, the Company's cash position increased by approximately $111,000. Its operating activities generated approximately $266,000 of cash. This was caused by a liquidation of inventories due the sales of units of approximately $1,128,000, offset by utilizing customer deposits of approximately $1,217,000 and the company's overall profitability. The Company's investing activities utilized cash of approximately $248,000 of which approximately $150,000 was lent to the principle stockholder and approximately $97,000 was invested in marketable securities. The Company's financing activities provided approximately $93,000 of cash principally from the proceeds of its mortgages and notes payable( net of repayments).

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

                                    Whitehall Limited, Inc.

August 15, 2001                     /s/ Ronald Mustari
                                    -----------------------------------------
                                    Ronald Mustari, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

August 15, 2001                     /s/ Joanne Mustari
                                    -----------------------------------------
                                    Joanne Mustari, Treasurer and
                                    Chief Financial Officer
                                    Principal Financial and Accounting Officer)

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION



                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




                                                                          PAGE
                                                                          ----
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at September 30, 2000(unaudited)    F-2-3

Condensed  Consolidated Statements of Income
Six and Three months Ended September 30, 2000 and 1999(unaudited)        F-4-5

Condensed Consolidated Statement of Changes in Stockholders' Equity
Six months ended September 30, 2000(unaudited)                           F-6

Condensed Consolidated Statements of Cash Flows(unaudited)
Six months ended September 30, 2000 and 1999(unaudited)                  F-7

Notes to Condensed Consolidated Financial Statements                     F-8

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
         Cash in Banks                                        $   786,250
         Due from affiliated companies                            157,217
         Due from stockholder (Net)                               444,348
         Investments                                              167,314
                                                              -----------

                    TOTAL CURRENT ASSETS                        1,555,129
                                                              -----------

CONSTRUCTION COSTS IN PROGRESS
         Land and development costs                             1,452,654
         Homes under construction and furnished models          5,805,790
                                                              -----------

                    TOTAL CONSTRUCTION COSTS IN PROGRESS        7,258,444
                                                              -----------

PROPERTY AND EQUIPMENT
         Office land and building                               1,656,844
         Office furniture and fixtures                              2,354
         Construction equipment                                    59,735
         Vehicles                                                 101,817
                                                              -----------
                    TOTAL                                       1,820,750
         Less: Depreciation                                        53,199
                                                              -----------

                    TOTAL PROPERTY AND EQUIPMENT                1,767,551
                                                              -----------

OTHER ASSETS                                                      215,041
                                                              -----------

                    TOTAL ASSETS                              $10,796,165
                                                              ===========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
         Accounts Payable                                             $    955,383
         Customers' Deposits                                             2,461,295
         Income Taxes Payable-Current                                      235,495
         Notes and Loans Payable:
             Land and Development Loans                                     94,000
             Construction Loans                                          3,349,810
             Notes Payable                                                 434,044
                                                                      ------------
                    TOTAL CURRENT LIABILITIES                            7,530,027
         Income Taxes-Deferred                                             210,236
         Note Payable-Related Party                                      1,319,196
         Note Payable-Long-Term Debt                                       424,014
                                                                      ------------

                    TOTAL LIABILITIES                                    9,483,473
                                                                      ------------

STOCKHOLDERS' EQUITY
         Preferred stock; $.10 par value authorized, 100,000,000
            shares: none issued                                                  0
         Common stock; $.10 par value authorized-
            500,000,000 shares; issued and
            outstanding 8,946,000 shares                                   894,600
         Paid in capital in excess of Par Value                            478,321
         Retained earnings (deficit)                                       (60,229)
                                                                      ------------

                    TOTAL STOCKHOLDERS' EQUITY                           1,312,692
                                                                      ------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 10,796,165
                                                                      ============



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                      FOR THE THREE
                                                                      MONTHS ENDED
                                                                 --------------------------
                                                                 9/30/99           9/30/00
                                                                ----------      ----------
INCOME
         Homes and Lot Sales                                    $1,706,125      $2,830,768
         Real Estate Commissions                                         0             708
         Interest                                                    3,023          13,081
         Other                                                      66,108          33,321
                                                                ----------      ----------

                    TOTAL INCOME                                 1,775,256       2,877,878

COST OF HOMES AND LOTS SALES                                     1,214,766       2,153,679
                                                                ----------      ----------

                    NET INCOME (BEFORE OPERATING EXPENSES)         560,490         724,199
                                                                ----------      ----------

OPERATING EXPENSES
         Selling and General                                        87,656         173,742
         Personnel                                                 101,342         239,922
         Office                                                     98,882         153,053
         Real estate commissions                                    64,299          18,446
         Interest                                                   58,566          77,331
                                                                ----------      ----------

                    TOTAL OPERATING EXPENSES                       410,745         662,494
                                                                ----------      ----------

                    NET INCOME (BEFORE INCOME TAXES)               149,745          61,705

                    FEDERAL & STATE INCOME TAXES                         0          24,688
                                                                ----------      ----------

                    NET INCOME FOR THE PERIOD                   $  149,745      $   37,017
                                                                ==========      ==========

                    NET INCOME PER COMMON SHARE                 $     0.02              --
                                                                ==========      ==========

                    BASIC WEIGHTED AVERAGE NUMBER
                        OF COMMON SHARES                         8,946,000       8,946,000
                                                                ==========      ==========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                         FOR THE SIX
                                                                         MONTHS ENDED
                                                                -----------------------------
                                                                  9/30/99          9/30/00
                                                                -----------       -----------
INCOME
         Homes and Lot Sales                                    $ 2,949,817       $ 5,907,277
         Management Fees                                                  0            28,541
         Real Estate Commissions                                          0             7,072
         Interest                                                     5,455            23,231
         Other                                                      121,232            50,469
                                                                -----------       -----------

                    TOTAL INCOME                                  3,076,504         6,016,590

COST OF HOMES AND LOTS SALES                                      2,263,307         4,372,123
                                                                -----------       -----------

                    NET INCOME (BEFORE OPERATING EXPENSES)          813,197         1,644,467
                                                                -----------       -----------

OPERATING EXPENSES
         Selling and General                                        226,544           363,350
         Personnel                                                  229,829           441,982
         Office                                                     203,893           305,887
         Real estate commissions                                     84,769           111,206
         Interest                                                    87,915           158,520
         Other                                                      272,831                 0
                                                                -----------       -----------

                    TOTAL OPERATING EXPENSES                      1,105,781         1,380,945
                                                                -----------       -----------

                    NET INCOME(LOSS) (BEFORE INCOME TAXES)         (292,584)          263,522

                    FEDERAL & STATE INCOME TAXES                          0           104,221
                                                                -----------       -----------

                    NET INCOME (LOSS) FOR THE PERIOD            $  (292,584)      $   159,301
                                                                ===========       ===========

                    NET INCOME (LOSS) PER COMMON SHARE          $     (0.03)      $      0.02
                                                                ===========       ===========

                    BASIC WEIGHTED AVERAGE NUMBER OF
                        COMMON SHARES                             8,946,000         8,946,000
                                                                ===========       ===========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                 RETAINED
                                    COMMON         STOCK          PAID-IN        EARNINGS
                                    SHARES         AMOUNT         CAPITAL        (DEFICIT)           TOTAL
                                   ---------      ---------      ----------      ----------       ----------
BALANCE - APRIL 1, 2000            8,946,000      $ 894,600      $  432,022      $ (219,530)      $1,107,092

Forgiveness of shareholders'
    interest                                                         46,299                       $   46,299
Net income for the six months
    ended September 30, 2000                                                        159,301          159,301
                                   ---------      ---------      ----------      ----------       ----------
Balance-September 30, 2000         8,946,000      $ 894,600      $  478,321      $  (60,229)      $1,312,692
                                   =========      =========      ==========      ==========       ==========



       See Notes to Unaudited Condensed Consolidated Financial Statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

                                                                          9/30/99           9/30/00
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income on loss                                             $  (292,584)      $   159,301
         Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                    Depreciation                                             18,881            19,664
                    Shareholders forgiveness of interest                     26,691            46,299
         Changes in assets and liabilities:
                    Land and development costs                           (1,886,577)          167,843
                    Homes under constructions and furnished models       (2,147,781)       (1,295,851)
                    Customer deposits                                       549,626         1,217,088
                    Vehicles                                                 16,563           (18,277)
                    Other assets                                           (210,277)           42,665
                    Accounts payable and accrued liabilities                525,925          (165,485)
                    Income taxes-deferred                                   210,236                 0
                    Income taxes-current                                          0           104,221
                    Due from affiliates                                    (247,811)          (11,671)
                                                                        -----------       -----------
                                NET CASH USED BY OPERATING
                                    ACTIVITIES                           (3,437,108)          265,797
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Loan and other                                                    (111,826)         (150,291)
         Property and equipment                                          (1,123,351)                0
         Investments                                                              0           (97,464)
                                                                        -----------       -----------
                                NET CASH FLOWS FROM INVESTING
                                    ACTIVITIES                           (1,235,177)         (247,755)
                                                                        -----------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
         Note payable-related party                                       1,319,196                 0
         Stockholders capital contribution                                  857,992                 0
         Construction loans                                               2,347,775           298,779
         Notes payable                                                      270,673          (205,870)
                                                                        -----------       -----------
                                NET CASH FLOWS PROVIDED BY
                                    FINANCING ACTIVITIES                  4,795,636            92,909
                                                                        -----------       -----------
                                NET INCREASE IN CASH                        123,351           110,951
                                NET CASH - BEGINNING OF PERIOD              126,794           675,299
                                                                        -----------       -----------
                                NET CASH - END OF PERIOD                $   250,145       $   786,250
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
         Interest paid                                                  $    61,224       $   112,221
                                                                        ===========       ===========
         Income taxes paid                                              $         0       $         0
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

NOTE II - BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period and six months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. These quarterly financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended March 31, 2000.

NOTE III - DEBT

        The Company increased debt due to significant increase in building operations, but substantially within its established lines of credit. All notes payable are current.