Form 10QSB
period 2000-12-31
WHITEHALL LTD INC
filed 2001-08-17
CIK 839848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000

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

                  290 Cocoanut Avenue, Sarasota, Florida 34236
                 ----------------------------------------------
                     Address of principal executive offices

                                  941-954-1181
                 ----------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

      Results of operations for the nine and three months ended December 31, 2000 as compared to the nine and three months ended December 31, 1999:

      The Company is presently engaged in the development of the following projects:


                                   ESTIMATED      NUMBER OF         UNITS CLOSED               UNITS CLOSED
                                    AVERAGE         UNITS           NINE MONTHS                THREE MONTHS
                       TOTAL        SELLING       TO CLOSE            ENDED                       ENDED
                     NUMBER OF       PRICE         AS OF         -------------------      -------------------
      PROJECT          UNITS        PER UNIT      12/31/00       12/31/00   12/31/99      12/31/00   12/31/99
                     ---------     ---------      ---------      --------   ---------     --------   --------
Avalon at
   The Villages
   Of Palm Aire          114       $186,000           31            37         13            11         8
Beekman Place
   & village             148        165,000            0             A         20                       2
Bermuda Club              30        200,000            3             5          4             3         3
Governor's Green          16        325,000            0                        1
Heron Creek Golf
   Country Club          112        250,000           35             3                        3
Lake JoVita               60        240,000           60
Off Site                                                             2          2
                                                     ---            --         --            --        --

        Total                                        129            47         40            17        13
                                                     ===            ==         ==            ==        ==

--------------

        (A) Project completed Fall of 1999

Results of Operations

        The following table sends forth operating data as a percentage of revenue:


                                       NINE MONTHS ENDED     THREE MONTHS ENDED
                                         DECEMBER 31,           DECEMBER 31,
                                       -----------------     ------------------
                                        2000      1999        2000       1999
                                       -----     ------      ------     -------
    Revenues:
        Home and lot sales               98%       97%         98%         99%
        Other                             2%        3%          2%          1%
                                        ---       ---         ---         ---
               Total                    100%      100%        100%        100%
                                        ---       ---         ---         ---

    Costs and expenses:
        Cost of sales                    72%       75%         67%         74%
        Selling                           6%        6%          7%          5%
        General and administrative       12%       16%         22%          8%
        Interest                          3%        2%          3%          1%
                                        ---       ---         ---         ---
               Total                     93%       99%         88%         88%
                                        ---       ---         ---         ---

Income before income taxes                7%        1%         12%         12%
                                        ---       ---         ---         ---

Revenues:

        Home and Lot Sales:

               The Company's Home and Lot sales increased by approximately $3,446,000 to approximately $9,333,000 for the nine months ended December 31, 2000 as compared to approximately $5,887,000 for the nine months ended December 31, 1999. The Company's Home and Lot sales also increased by approximately $489,000 for the three months ended December 31, 2000 to approximately $3,426,000 from approximately $2,937,000 for the three months ended December 31, 1999. Beginning in 1999 and continuing throughout 2000, the Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit. In addition, the Company began certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price on the 47 units closed during the nine months ended December 31, 2000 was approximately $199,000 as compared to approximately $147,000 for the 40 units closed during the year ended December 31, 1999. The Company closed four more units in the quarter ending December 31, 2000 as compared to the quarter ending December 31, 1999, thereby accounting for the increased sales volume in the quarter then ended.

         Other Revenue:

               Other revenue consists of Management fee, interest, and sundry income. During the nine and three months ended December 31, 2000, other revenue was approximately $195,000 and $85,000, respectively, as compared to approximately $152,000 and $25,000 for the nine and three months ended December 31, 1999. The primary reason for the increase is due to the Company earning approximately $50,000 and $33,000 more of interest income during the period.

Costs and expenses:

        Cost of sales:

               Cost of sales increased by approximately $2,314,000 to approximately $6,844,000 for the nine months ended December 31, 2000 as compared to approximately $4,530,000 for the nine months ended December 31, 1999. Cost of sales also increased by approximately $179,000 for the three months ended December 31, 2000 to approximately $2,361,000 from approximately $2,182,000 for the three months ended December 31, 1999. The primary reason for the increase was due to the number of units closed during this period. However, the cost as a percent of sales decreased in 2000 as compared to 1999. The Company was successful in keeping its direct cost in line, while taking advantage of the positive trends in the real estate markets.

        Selling, general and administrative:

               Selling, general and administrative increased for the nine and three months ended December 31, 2000 as compared to the nine and three months ended December 31, 1999 by approximately $436,000 and $257,000, respectively. The primary reason for this is that selling expenses increased by approximately $237,000 and $100,000, respectively, due to the number of closings and units under contract.

        Interest:

               Interest increased for the nine and three months ended December 31, 2000 as compared to the nine and three months ended December 31, 1999 by approximately $159,000 and $88,000, respectively. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowing.

As a result of the aforementioned and the Company fully utilizing its net operating loss carryovers in 1999, the Company's net income was approximately $429,000 ($.05 per share) and $269,000 ($.03 per share) for the nine and three months ended December 31, 2000 as compared to approximately $39,000 and $332,000 for the nine and three months ended December 31, 1999.

Liquidity and Capital Resources:

As of December 31, 2000, the Company had net assets of approximately $1,605,000 including cash and cash equivalents of approximately $717,000. During the nine months ended December 31, 2000, the Company's cash position increased by approximately $42,000. Its operating activities used approximately $654,000 of cash. This was used to increase inventories by approximately $2,099,000, which were funded mainly by the Company's net income of approximately $429,000, increase in customer deposits of approximately $724,000 and an increase in other short-term obligations of approximately $208,000. The Company's investing activities utilized approximately $266,000 of which approximately $150,000 was lent to the principle stockholder and approximately $97,000 was invested in marketable securities. The Company's financing activities provided approximately $963,000 of cash principally from the proceeds of its mortgages and notes payable.

The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 1999, the Company received capital contributions of approximately $881,000 and loans from its principle stockholder in the amount of approximately $1,319,000.

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

                                    Whitehall Limited, Inc.

August 15, 2001                     /s/ Ronald Mustari
                                    --------------------------------------------
                                    Ronald Mustari, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


August 15, 2001                     /s/ Joanne Mustari
                                    --------------------------------------------
                                    Joanne Mustari, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                   (Formerly Cambridge Universal Corporation)

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET
              DECEMBER 31, 2000                                            F-2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              NINE AND THREE MONTHS ENDED DECEMBER 31,
              2000 AND 1999                                                F-3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999                 F-4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             F-5


                                      * * *

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                   (Formerly Cambridge Universal Corporation)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)

                                       ASSETS

Cash and cash equivalents                                           $   717,460
Investment in marketable securities                                     167,314
Inventories                                                           8,229,587
Due from affiliate                                                      186,500
Due from stockholders                                                   444,348
Property and equipment, net                                           1,757,503
Other assets                                                            232,906
                                                                    -----------

           Total                                                    $11,735,618
                                                                    ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
    Mortgages and notes payable                                     $ 5,171,790
    Accounts payable and accrued expenses                             1,063,545
    Customer deposits and advances                                    1,968,684
    Income taxes payable                                                397,104
    Deferred tax liabilities                                            210,236
    Note payable - stockholder                                        1,319,196
                                                                    -----------
           Total liabilities                                         10,130,555
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; $.10 par value; authorized
        100,000,000 shares; issued none                                      --
    Common stock; $.10 par value; authorized
        500,000,000 shares; issued and outstanding
        8,946,000 shares                                                894,600
    Additional paid-in capital                                          501,406
    Retained earnings                                                   209,057
                                                                    -----------
           Total stockholders' equity                                 1,605,063
                                                                    -----------

           Total                                                    $11,735,618
                                                                    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                   (Formerly Cambridge Universal Corporation)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                   Nine Months                    Three Months
                                               Ended December 31,              Ended December 31,
                                          --------------------------      --------------------------
                                             2000            1999            2000             1999
                                          ----------      ----------      ----------      ----------
Revenue:
   Home and lot sales                     $9,333,036      $5,886,909      $3,425,759      $2,937,092
   Management fees                            56,678                          28,137
   Interest income                            57,392           7,036          34,161           1,581
   Sundry income                              80,531         145,059          22,990          23,827
                                          ----------      ----------      ----------      ----------
      Totals                               9,527,637       6,039,004       3,511,047       2,962,500
                                          ----------      ----------      ----------      ----------

Costs and expenses:
   Cost of sales                           6,843,834       4,530,113       2,360,505       2,182,037
   Selling                                   597,887         360,552         234,537         134,008
   General and administrative              1,140,482         942,229         392,613         235,676
   Interest                                  251,027         140,955          92,507          53,040
                                          ----------      ----------      ----------      ----------
      Totals                               8,833,230       5,973,849       3,080,162       2,604,761
                                          ----------      ----------      ----------      ----------

Income before income taxes                   694,407          65,155         430,885         357,739

Provision for income taxes                   265,820          26,199         161,599          26,199
                                          ----------      ----------      ----------      ----------

Net income                                $  428,587      $   38,956      $  269,286      $  331,540
                                          ==========      ==========      ==========      ==========


Basic earnings per share                  $      .05      $       --      $      .03      $      .04
                                          ==========      ==========      ==========      ==========

Basic weighted average common shares
   outstanding                             8,946,000       8,946,000       8,946,000       8,946,000
                                          ==========      ==========      ==========      ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                   (Formerly Cambridge Universal Corporation)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                                  2000              1999
                                                              -----------       -----------
Operating activities:
    Net income                                                $   428,587       $    38,956
    Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation                                               29,987            18,839
        Forgiveness of stockholders' interest                      69,384            49,777
        Changes in operating assets and liabilities:
           Inventories                                         (2,099,151)       (3,415,157)
           Due to/from affiliates                                 (40,954)         (179,888)
           Other assets                                            24,800          (224,679)
           Accounts payable and accrued expenses                  (57,323)          737,021
           Customer deposits and advances                         724,477            26,199
           Income taxes payable                                   265,820           720,376
                                                              -----------       -----------
               Net cash used in operating activities             (654,373)       (2,228,556)
                                                              -----------       -----------

Investing activities:
    Purchase of property and equipment                            (18,542)           (1,161)
    Investments                                                   (97,464)         (200,000)
    Stockholders' loans and other                                (150,291)         (207,763)
                                                              -----------       -----------
               Net cash used in investing activities             (266,297)         (408,924)
                                                              -----------       -----------

Financing activities:
    Capital contributions                                                           880,818
    Proceeds of mortgages and notes payable                     2,716,731         2,047,985
    Repayments of mortgages and note payable                   (1,753,900)               --
                                                              -----------       -----------
               Net cash provided by financing activities          962,831         2,928,803
                                                              -----------       -----------

Net increase in cash and cash equivalents                          42,161           291,323

Cash and cash equivalents, beginning of period                    675,299           126,794
                                                              -----------       -----------

Cash and cash equivalents, end of period                      $   717,460       $   418,117
                                                              ===========       ===========


Supplemental disclosure of cash flow data:

   Interest paid, net of amount capitalized                   $   181,643       $    91,178
                                                              ===========       ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                   (Formerly Cambridge Universal Corporation)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the "Company") as of December 31, 2000, their results of operations for the nine and three months ended December 31, 2000 and 1999 and their cash flows for the nine months ended December 31, 2000 and 1999. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of March 31, 2000 and for the years ended March 31, 2000 and 1999 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended March 31, 2000 that was previously filed with the SEC.

            The results of the Company's operations for the nine and three months ended December 31, 2000 are not necessarily indicative of the results of operations for the full year ending March 31, 2001.

            Significant accounting policies and business operations have not changed since March 31, 2000 and the year then ended.

            The 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 presentation.

Note 2 - Earnings per common share:

            As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended December 31, 2000 and 1999 because there were no additional shares derived from the assumed conversion of the note payable - stockholder at fair value and the application of the treasury stock method.

                                      * * *