Form 10QSB
period 2001-06-30
WHITEHALL LTD INC
filed 2001-08-17
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended: June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ___________________ to ________________.


                         Commission file number: 0-29027


                             Whitehall Limited, Inc.
        (Exact name of small business issuer as specified in its charter)

            Florida                                              84-1092599
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


                  290 Cocoanut Avenue, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                     Address of principal executive offices


                                  941-954-1181
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]                No  [ ]

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000:

The Company is presently engaged in the development of the following projects:

                                 TOTAL         ESTIMATED      NUMBER OF UNITS       UNITS           CLOSED
                               NUMBER OF    AVERAGE SELLING   TO CLOSE AS OF     THREE MONTHS    THREE MONTHS
  PROJECT                        UNITS       PRICE PER UNIT       6/30/01          6/30/01         6/30/00
  -------                      ---------    ---------------   ---------------    ------------    ------------
Avalon at The Villages
  of Palm Aire                    114           $186,000            30               10              10
Bermuda Club                       30           $200,000             3                1               1
Heron Creek Golf
  & Country Club                  112           $250,000            45                4
Lake Jovita                        60           $240,000            59
Off Site                                                             0                0               1
                                                                   ---               --              --
                                                                   137               15              12
                                                                   ===               ==              ==

RESULTS OF OPERATIONS:

The following table sends forth operating data as a percentage of revenue:

                                               THREE MONTHS ENDED
                                                    JUNE 30
                                               ------------------
                                                2001         2000
                                               -----        -----
          Revenues:
              Home and lot sales                 99%          98%
              Other                               1%           2%
                                                ---          ---
                       Total                    100%         100%
                                                ---          ---

          Costs and expenses:
              Cost of sales                      67%          71%
              Selling                            11%          10%
              General and administrative         11%          11%
              Interest                            1%           2%
                                                ---          ---

                       Total                     90%          94%
                                                ---          ---

     Income before income taxes                  10%           6%
                                                ===          ===

REVENUES:

HOME AND LOT SALES:

The Company's Home and Lot sales increased by approximately $972,000 to approximately $4,049,000 for the three months ended June 30, 2001 as compared to approximately $3,077,000 for the three months ended June 30, 2000. The Company was able to take advantage of the continued strong real estate markets, thereby increasing the average base sales price per unit, the number of units closed, as well as sell an increased number of options per unit. In addition, the Company continued certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price on the 15 units closed during the three months ended June 30, 2001 was approximately $270,000 as compared to approximately $256,000 for the 12 units closed during the three months ended June 30, 2000.

OTHER REVENUE:

Other revenue consists of Management fee, interest, real estate, commissions and sundry income. During the three months ended June 30, 2001 and 2000, other revenue was approximately $22,000 and $62,000, respectively. The primary reason for the decrease is that the Company earned approximately $29,000 and $6,000 of management fees and real estate commissions, respectively, during the three months ended June 30, 2000 on projects that were completed during the year ended March 31, 2001.

COSTS AND EXPENSES:

COST OF SALES:

Cost of sales increased by approximately $514,000 to approximately $2,732,000 for the three months ended June 30, 2001 as compared to approximately $2,218,000 for the three months ended June 30, 2000. The primary reason for the increase was due to the sales value of the closed units during the comparable period. However, the cost as a percent of sales approximated 67% for the three months ended June 30, 2001 as compared to 71% for the three months ended June 30, 2000. The primary reason for the decrease is due to the fact that during the strong real estate market the Company was able to keep its cost in-line while increasing the sale price of each unit.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative increased for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 by approximately $267,000 to approximately $904,000 from approximately $637,000. However, the selling, general and administrative costs as a percent of sales was consistent between the periods therefore the increase was primarily related to the increase in commissions and other selling expenses resulting from the higher level of home and lot sales and a slight increase in the Company's infrastructure.

INTEREST:

Interest decreased for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 by approximately $41,000. The primary reason for this is due to the company paying down its non-construction related debt.

INCOME BEFORE INCOME TAXES:

As a result of the aforementioned, income before income taxes increased by approximately $192,000 to approximately $394,000 ($.02 per share) for the three months ended June 30, 2001 from approximately $202,000 ($.01 per share) for the three months ended June 30, 2000. The basic earning per share was based on a weighted average number of shares outstanding of 11,194,192 and 8,946,000 for the three months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2001, the Company had net assets of approximately $2,481,000 including cash and cash equivalents of approximately $949,000. During the three months ended June 30, 2001, the Company's cash position decreased by approximately $1,000. Its operating activities utilized approximately $1,610,000 of cash. This was caused primarily by an increase in inventories of approximately $2,016,000. This increase was funded mainly by the Company's net income of approximately $247,000, a net increase in customer deposits of approximately $78,000 and the Company's financing activities. The Company's financing activities provided approximately $1,609,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $4,029,000 net of repayments of approximately $2,420,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects.

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


                                              Whitehall Limited, Inc.

August 16, 2001                               /s/ Ronald Mustari
                                              ----------------------------------
                                                  Ronald Mustari, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


August 16, 2001                               /s/ Joanne Mustari
                                              ----------------------------------
                                                  Joanne Mustari, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                                     INDEX


                                                                         PAGE
                                                                         ----

CONDENSED CONSOLIDATED BALANCE SHEET JUNE 30, 2001 (UNAUDITED)            F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME THREE MONTHS ENDED
  JUNE 30, 2001 AND 2000 (UNAUDITED)                                      F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED
  JUNE 30, 2001 AND 2000 (UNAUDITED)                                      F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)          F-5


                                     * * *

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS


     Cash and cash equivalents                                   $   948,627
     Inventories                                                   9,312,826
     Property and equipment, net                                   1,758,336
     Other assets                                                     48,825
                                                                 -----------
                Total                                            $12,068,614
                                                                 ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
          Mortgages and notes payable                            $ 6,145,299
          Accounts payable and accrued expenses                    1,123,663
          Customer deposits and advances                           1,547,408
          Income taxes payable                                       725,684
          Deferred tax liabilities                                    45,936
                                                                 -----------
                Total liabilities                                  9,587,990
                                                                 -----------

     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.10 par value; 100,000,000 shares
         authorized; 2,061,946 shares issued and outstanding         206,195
       Common stock, $.10 par value; 500,000,000 shares
         authorized; 9,167,920 shares issued and outstanding         916,792
       Additional paid-in capital                                    905,467
       Retained earnings                                             452,170
                                                                 -----------
                Total stockholders' equity                         2,480,624
                                                                 -----------
                Total                                            $12,068,614
                                                                 ===========

           See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                      2001            2000
                                                   -----------     ----------
     Revenue:
       Home and lot sales                          $ 4,048,826     $3,076,509
       Other                                            22,293         62,203
                                                   -----------     ----------
         Totals                                      4,071,119      3,138,712
                                                   -----------     ----------

     Costs and expenses:
       Cost of sales                                 2,732,137      2,218,444
       Selling                                         470,094        282,368
       General and administrative                      434,334        354,894
       Interest                                         40,145         81,189
                                                   -----------     ----------
         Totals                                      3,676,710      2,936,895
                                                   -----------     ----------

     Income before income taxes                        394,409        201,817

     Provision for income taxes                        147,100         79,533
                                                   -----------     ----------
     Net income                                    $   247,309     $  122,284
                                                   ===========     ==========
     Basic earnings per share                      $       .02     $      .01
                                                   ===========     ==========
     Basic weighted average shares outstanding      11,194,192      8,946,000
                                                   ===========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001          2000
                                                       -----------   -----------
Operating activities:
  Net income                                           $   247,309   $   122,284
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                               8,720         9,616
  Equipment loss                                                             274
  Deferred income taxes                                    (27,000)
  Forgiveness of stockholders' interest                                   23,023
  Cost of services paid through issuance
    of common stock                                         38,956

  Changes in operating assets and liabilities:
    Inventories                                         (2,016,164)   (1,053,067)
    Due from affiliates                                                  (16,616)
    Other assets                                             9,159        28,500
    Accounts payable and accrued expenses                 (123,166)     (273,998)
    Customer deposits and advances                          77,897       695,867
    Income taxes payable                                   174,100        79,533
                                                       -----------   -----------
      Net cash used in operating activities             (1,610,189)     (384,584)
                                                       -----------   -----------

Investing activities:
  Investments                                                            (97,464)
  Stockholders' loans                                                   (150,291)
                                                                     -----------
    Net cash used in investing activities                               (247,755)
                                                                     -----------

Financing activities:
  Proceeds from mortgages and notes payable              4,029,148       598,921
  Repayments of mortgages and note payable              (2,420,337)     (124,977)
                                                       -----------   -----------
    Net cash provided by financing activities            1,608,811       473,944
                                                       -----------   -----------

Net decrease in cash and cash equivalents                   (1,378)     (158,395)

Cash and cash equivalents, beginning of period             950,005       675,299
                                                       -----------   -----------
Cash and cash equivalents, end of period               $   948,627   $   516,904
                                                       ===========   ===========

Supplemental disclosure of cash flow data:
     Interest paid, net of amount capitalized          $    40,145   $    58,165
                                                       ===========   ===========

           See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the "Company") as of June 30, 2001, and its results of operations and cash flows for the three months ended June 30, 2001 and 2000. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended from March 31, 2001 that was previously filed with the SEC.

     The results of the Company's operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending March 31, 2002.

     Significant accounting policies and line of business have not changed from March 31, 2001.

Note 2 - Earnings per common share:

     The Company presents basic earnings per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2001 and 2000 because (1) in 2001 there were no dilutive securities outstanding and (2) in 2000 there were no additional shares derived from the assumed conversion of the note payable - stockholder at fair value and the application of the treasury stock method.


                                      * * *