Form 10QSB
period 2001-09-30
WHITEHALL LTD INC
filed 2001-11-13
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended: September 30, 2001


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from _________ to ________________.


                         Commission file number: 0-29027


                             Whitehall Limited, Inc.
        (Exact name of small business issuer as specified in its charter)


                    Florida                               84-1092599
        -----------------------------------------------------------------
        (State or other jurisdiction                    (IRS Employer
            of incorporation or                       Identification No.)
               organization)


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

               Yes  [X]           No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,179,420


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

OVERVIEW:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or "moving up" home buyers' market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,800 to 4,000 square feet and have purchase prices ranging from $180,000 to $500,000. In the past, certain of the Company's projects consisted of smaller units and were geared more to the lower-end buyer. The company markets the residences through commissioned employees and independent real estate brokers in the Company's market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Results of operations for the six and three months ended September 30, 2001 as compared to the six and three months ended September 30, 2000:

The Company is presently engaged in the development of the following projects:


                                            Estimated       Number of        Units closed            Units closed
                                             Average         Units            Six months             Three months
                               Total         Selling        To close             Ended                   Ended
                             Number of        Price           As of      -------------------     -------------------
     Project                   Units         Per Unit        9/30/01     9/30/01     9/30/00     9/30/01     9/30/00
     -------                 ---------       --------       --------     -------     -------     -------     -------
Avalon at
The Villages
Of Palm Aire                    114          $186,000           22          18          26           8          16
Beekman Place
& Village                       148           165,000
Bermuda Club                     30           200,000            3           1           2                       1
Governor's Green                 16           325,000
Heron Creek Golf
Country Club                    112           250,000           38          11                       7
Lake Jovita                      60           240,000           59
Calumet Reserve (LELY)           55           205,000           54           1                       1
Off Site                                                                                 2                       1
                                                               ---          --          --          --          --

Total                                                          176          31          30          16          18
                                                               ===          ==          ==          ==          ==

Results of Operations

        The following table sends forth operating data as a percentage of revenue:

                                       Six months ended    Three months ended
                                         September 30,        September 30,
                                       ----------------    ------------------
                                        2001      2000       2001       2000
                                        ----      ----      -----       ----
    Revenues:
        Home and lot sales              100%       98%       100%        98%
        Other                                       2%                    2%
                                        ----      ----      -----       ----
               Total                    100%      100%       100%       100%
                                        ----      ----      -----       ----

    Costs and expenses:
        Cost of sales                    80%       76%        86%        78%
        Selling                           8%        7%         9%         6%
        General and administrative        8%       10%        10%        11%
        Interest                          1%        3%         1%         3%
                                        ----      ----      -----       ----

               Total                     97%       96%       106%        98%
                                        ----      ----      -----       ----

Income (loss) before income taxes         3%        4%        (6%)        2%
                                        ----      ----      -----       ----


Revenues:

        Home and Lot Sales:

               The Company's Home and Lot sales increased by approximately $1,543,000 to approximately $7,450,000 for the six months ended September 30, 2001 as compared to approximately $5,907,000 for the six months ended September 30, 2000. The Company's Home and Lot sales also increased by approximately $570,000 to approximately $3,401,000 for the three months ended September 30, 2001 as compared to approximately $2,831,000 for the three months ended September 30, 2000. The Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit. In addition, the Company continued certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price on the 31 units closed during the six months ended September 30, 2001 was approximately $240,000 as compared to approximately $197,000 for the 30 units closed during the six months ended September 30, 2000. Although the average selling price increased, the Company closed two less units in the quarter ending September 30, 2001 as compared to the quarter ending September 30, 2000.

         Other Revenue:

               Other revenue consists of Management fee, interest, real estate commissions and sundry income. During the six and three months ended September 30, 2001, other revenue was approximately $25,000 and $2,000, respectively, as compared to approximately $109,000 and $47,000 for the six and three months ended September 30, 2000. The primary reason for the decrease is that the Company earned management fees and real estate commissions during the six months ended September 30, 2000 on projects that were completed during the year ended March 31, 2001.

Costs and expenses:

        Cost of sales:

               Cost of sales increased by approximately $1,400,000 to approximately $5,955,000 for the six months ended September 30, 2001 as compared to approximately $4,555,000 for the six months ended September 30, 2000. Cost of sales also increased by approximately $697,000 for the three months ended September 30, 2001 to approximately $2,941,000 from approximately $2,244,000 for the three months ended September 30, 2000. The primary reason for the increase was due to the sales value during the year. The cost as a percent of sales approximated 80% for the six months ended September 30, 2001 as compared to 76% for the six months ended September 30, 2000. The primary reason for the increase is due to the fact that the selling prices did not increase proportionally to the increase in cost charged by the vendors, as well as the sales mix between homes and lots.

        Selling, general and administrative:

               Selling, general and administrative increased by approximately $222,000 to approximately $1,262,000 for the six months ended September 30, 2001 as compared to approximately $1,040,000 for the six months ended September 30, 2001. Selling, general and administrative increased by approximately $144,000 to approximately $639,000 for the three months ended September 30, 2001 as compared to approximately $495,000 for the three months ended September 30, 2000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered. Selling, general and administrative costs as a percent of sales were comparable for each of the six months ended September 30, 2001 and 2000.

        Interest:

               Interest decreased for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 by approximately $90,000. Although the total debt outstanding has increased for the period, when compared to that of the prior year, a larger amount of the debt for the current period relates to projects under development. As a result, more of the interest expense for the period is capitalized as opposed to expensed. In addition, interest expense included shareholder interest of approximately $46,000 for the six months ended September 30, 2000.

        As a result of the aforementioned, the Company's net income (loss) was approximately $120,000 ($.01 per share) and $159,000 ($.02 per share) for the six months ended September 30, 2001 and 2000, respectively, and $(127,000) ($(.01) per share) and $37,000 (less than $.01 per share) for the three months ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources:

As of September 30, 2001, the Company had net assets of approximately $2,356,000 including cash and cash equivalents of approximately $741,000. During the six months ended September 30, 2001, the Company's cash position decreased by approximately $209,000. Its operating activities utilized approximately $1,958,000 of cash. This was primarily caused by an increase in inventories of approximately $2,489,000, which were funded in part by the Company's net income of approximately $120,000, and an increase in customer deposits of approximately $404,000. The balance of the increase arose from the Company's financing activities. The Company's financing activities provided approximately $1,749,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $6,594,000 off set by repayments of approximately $4,845,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects.

                                     Part II
                                Other Information


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        The Company issued 11,500 shares of common stock valued at $.18 per share or a total of $2,070 to certain employees for services rendered. The Company sold these shares under the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933 for transactions not involving any public offering. All of the shares were issued directly by the Company, no underwriters were involved and no commissions or fees were paid.

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



                                   Whitehall Limited, Inc.


November 12, 2001                  /s/   Ronald Mustari
                                   ---------------------------------------------
                                   Ronald Mustari, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


November 12, 2001                  /s/   Joanne Mustari
                                   ---------------------------------------------
                                   Joanne Mustari, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES




                                    I N D E X


                                                                              PAGE
                                                                              ----
CONDENSED CONSOLIDATED BALANCE SHEET
      SEPTEMBER 30, 2001 (UNAUDITED)                                           F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      SIX AND THREE MONTHS ENDED SEPTEMBER  30, 2001 AND 2000
      (UNAUDITED)                                                              F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)                 F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                                    F-5




                                      * * *

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                     ASSETS

Cash and cash equivalents                                                  $   741,311
Inventories                                                                  9,785,542
Property and equipment, net                                                  1,753,165
Other assets                                                                    42,300
                                                                           -----------

             Total                                                         $12,322,318
                                                                           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Mortgages and notes payable                                          $ 6,285,329
      Accounts payable and accrued expenses                                  1,140,670
      Customer deposits and advances                                         1,873,298
      Income taxes payable                                                     632,454
      Deferred tax liabilities                                                  34,736
                                                                           -----------
             Total liabilities                                               9,966,487
                                                                           -----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.10 par value; 100,000,000 shares authorized;
         2,061,946 shares issued and outstanding                               206,195
      Common stock, $.10 par value; 500,000,000 shares authorized;
         9,179,420 shares issued and outstanding                               917,942
      Additional paid-in capital                                               906,387
      Retained earnings                                                        325,307
                                                                           -----------
             Total stockholders' equity                                      2,355,831
                                                                           -----------

             Total                                                         $12,322,318
                                                                           ===========


See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                            Six Months Ended            Three Months Ended
                                              September 30,                September 30,
                                       -------------------------    ---------------------------
                                           2001          2000           2001            2000
                                       -----------    ----------    ------------     ----------
Revenue:
      Home and lot sales               $ 7,450,275    $5,907,277    $  3,401,449     $2,830,768
      Other                                 24,767       109,313           2,474         47,110
                                       -----------    ----------    ------------     ----------
         Totals                          7,475,042     6,016,590       3,403,923      2,877,878
                                       -----------    ----------    ------------     ----------

Costs and expenses:
      Cost of sales                      5,955,143     4,554,730       2,941,393      2,243,925
      Selling                              621,868       426,556         312,150        168,188
      General and administrative           639,691       613,262         326,594        326,729
      Interest                              68,094       158,520          27,949         77,331
                                       -----------    ----------    ------------     ----------
         Totals                          7,284,796     5,753,068       3,608,086      2,816,173
                                       -----------    ----------    ------------     ----------

Income (loss) before income taxes          190,246       263,522        (204,163)        61,705

Provision (credit) for income taxes         69,800       104,221         (77,300)        24,688
                                       -----------    ----------    ------------     ----------

Net income (loss)                      $   120,446    $  159,301    $   (126,863)    $   37,017
                                       ===========    ==========    ============     ==========

Basic earnings (loss) per share        $       .01    $      .02    $       (.01)    $       --
                                       ===========    ==========    ============     ==========

Basic weighted average shares
      outstanding                       11,232,820     8,946,000      11,235,741      8,946,000
                                       ===========    ==========    ============     ==========


See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                            2001           2000
                                                                        -----------     -----------
Operating activities:
      Net income                                                        $   120,446     $   159,301
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation                                                        13,891          19,664
         Deferred income taxes                                              (38,200)
         Forgiveness of stockholders' interest                                               46,299
         Cost of services paid through issuance of common stock              41,026
         Changes in operating assets and liabilities:
             Inventories                                                 (2,488,880)     (1,128,008)
             Due from affiliates                                                            (11,671)
             Other assets                                                    15,684          24,388
             Accounts payable and accrued expenses                         (106,159)       (165,485)
             Customer deposits and advances                                 403,787       1,217,088
             Income taxes payable                                            80,870         104,221
                                                                        -----------     -----------
                 Net cash provided by (used in) operating activities     (1,957,535)        265,797
                                                                        -----------     -----------

Investing activities:
      Investments                                                                           (97,464)
      Stockholders' loans                                                                  (150,291)
                                                                                        -----------
                 Net cash used in investing activities                                     (247,755)
                                                                                        -----------

Financing activities:
      Proceeds from mortgages and notes payable                           6,593,897         298,779
      Repayments of mortgages and notes payable                          (4,845,056)       (205,870)
                                                                        -----------     -----------
             Net cash provided by financing activities                    1,748,841          92,909
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                       (208,694)        110,951

Cash and cash equivalents, beginning of period                              950,005         675,299
                                                                        -----------     -----------

Cash and cash equivalents, end of period                                $   741,311     $   786,250
                                                                        ===========     ===========

Supplemental disclosure of cash flow data:
      Interest paid, net of amount capitalized                          $    68,094     $   112,221
                                                                        ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the "Company") as of September 30, 2001, and its results of operations for the six and three months ended September 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended from March 31, 2001 that was previously filed with the SEC.

            The results of the Company's operations for the six and three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year ending March 31, 2002.

            Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.


Note 2 - Earnings (loss) per common share:

            The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the six and three months ended September 30, 2001 and 2000 because (1) in 2001 there were no dilutive securities outstanding and (2) in 2000 there were no additional shares derived from the assumed conversion of the note payable - stockholder at fair value and the application of the treasury stock method.



                                      * * *