Form 10KSB/A
period 2000-03-31
WHITEHALL LTD INC
filed 2001-12-28
CIK 839848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB/A


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

DEVELOPMENT OF WHITEHALL BUSINESS


     Effective as of June 17, 1999, Whitehall, which was wholly owned by Ronald and Joanne Mustari, acquired all of the assets of nine affiliated companies (collectively, "Whitehall Homes") which were also wholly owned by Mr. and Mrs. Mustari, for a purchase price of $2,500,000. As payment, Whitehall delivered its promissory note in the amount of $2,500,000 to Whitehall Homes and Whitehall Homes subsequently assigned it to Mr. and Mrs. Mustari. Thereafter, as a result of Mr. and Mrs. Mustari excluding an affiliated company from the transaction, the purchase price and promissory note were reduced by approximately $1,181,000, the underlying value of the entity being excluded, to approximately $1,319,000. In addition, a number of the companies comprising Whitehall Homes were equally owned by Mr. And Mrs. Mustari and Donald Lichter until April 27, 1999, when Mr. and Mrs. Mustari purchased the ownership interest of Mr. Lichter for cash and promissory notes and terminated Mr. Lichter's business relationship with Whitehall Homes. Whitehall Homes has been in the business of constructing residential homes (principally single family homes) in the Florida counties of Sarasota, Manatee, Collier, Pasco and Hillsborough since 1985. Shortly after Whitehall acquired all of the assets of Whitehall Homes, the Company acquired 100% of the outstanding shares of Whitehall from Mr. and Mrs. Mustari in exchange for 5,108,433 shares of the Company's Common Stock, of which 4,608,268 shares were issued to Mr. and Mrs. Mustari and 500,165 shares were issued to the Mustaris adult children and grandchildren. As a result of the transaction, Whitehall became a wholly owned subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000 AS COMPARED TO THE YEAR ENDED MARCH 31, 1999:

Results of Operations

        The following table sends forth operating data as a percentage of revenue:



                                                       Year ended
                                                        March 31,
                                                    1999         2000
                                                    ----         ----
Revenues:
       Home and lot sales                            77%           97%
       Other                                         23%            3%
                                                    ---           ---
       Total                                        100%          100%
                                                    ---           ---
Costs and expenses:
       Cost of sales                                 53%           70%
       Selling, general and administrative           38%           24%
       Interest                                       2%            2%
       Other                                         --             3%
                                                    ---           ---
       Total                                         93%           99%
                                                    ---           ---
Income before income taxes                            7%            1%
                                                    ---           ---



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

     Selling, general and administrative:


Selling, general and administrative increased for the year ended March 31, 2000 as compared to the year ended March 31, 1999 by approximately $1,094,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale, as well as building the Company's infrastructure. Approximately $792,000 of this increase resulted from common stock being issued to consultants for services, a non-cash charge.


     Interest:

Interest increased for the year ended March 31, 2000 as compared to the year ended March 31, 1999 by approximately $147,000. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowings.


As a result of the aforementioned and the Company's election to be taxed as a Subchapter "S" corporation prior to the merger (April 1999), the Company's net income was approximately $39,000 (less than $.01 per share) for the year ended March 31, 2000 as compared to approximately $204,000 (or $.03 per share) for the year ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES:


As of March 31, 2000, the Company had net assets of approximately $1,229,000 including cash and cash equivalents and marketable securities of approximately $745,000. During the year ended March 31, 2000, the Company's cash position increased by approximately $548,000. Its operating activities used approximately $2,859,000 of cash. This was used to increase inventories by approximately $5,309,000 which were funded mainly by the Company's net income of approximately $1,083,000, (adjusted for approximately $1,044,000 of non-cash charges) increase in customer deposits of approximately $837,000 and an increase in other short-term obligations of approximately $924,000. The Company's investing activities utilized cash of approximately $161,000 of which approximately, $91,000 was expended on property and equipment and approximately $70,000 was invested in marketable securities. The Company's financing activities provided approximately $3,568,000 of cash principally from the proceeds of its mortgages and notes payable. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 2000, the Company received capital contributions of approximately $431,000.


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

                                    NUMBER OF
                                     SHARES            PERCENTAGE
NAME AND ADDRESS                  BENEFICIALLY             OF
OF BENEFICIAL OWNER                  OWNED               CLASS
-------------------               ------------         ----------
Ronald and Joanne Mustari            4,606,268           51.51%
467 Walls Way
Osprey, FL  38229

Andrews and Associates, Inc.         1,125,000(1)        12.58%

All executive officers and           4,606,268           51.51%
directors as a group (4
persons)


---------------

     (1) Includes 250,000 shares held by each of Patrick J. Andrews,
Gregory M. Andrews and Jerome S. Andrews, Jr. (a total of 750,000 shares) who are brothers and who are officers, directors and principal shareholders of Andrews and Associates, Inc.


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

     On or about June 17, 1999, Whitehall, of which Ronald and Joanne Mustari were the sole shareholders, consummated an agreement with nine affiliated companies (collectively " Whitehall Homes") wholly owned by Mr. and Mrs. Mustari (the "Asset Purchase Agreement"), pursuant to which Whitehall purchased all of the assets of Whitehall Homes in exchange for a promissory note in the amount of $2,500,000 which was payable to Whitehall Homes and subsequently assigned to Mr. and Mrs. Mustari. This promissory note was subsequently assumed by the Company in accordance with the terms of the agreement pursuant to which Whitehall was acquired by the Company. Thereafter, as a result of a purchase price adjustment relating to the underlying value ($1,180,804) of an affiliated company which was ultimately excluded from the transaction, the Mustaris agreed to replace the original $2,500,000 promissory note with a new promissory note in the principal amount of $1,319,196 which bears interest at the rate of 7% per annum and is due and payable on June 30, 2006.

     On or about June 24, 1999, the Company consummated an agreement with Whitehall and its sole shareholders, Ronald and Joanne Mustari, dated June 17, 1999 (the "Exchange Agreement") pursuant to which the Company acquired all of the outstanding stock of Whitehall from Mr. and Mrs. Mustari in exchange for 4,608,268 shares of the Company's Common Stock constituting approximately 52% of the Company's then outstanding Common Stock. In connection with the transaction, Mr. Mustari was elected as President, Chief Executive Officer and a member of the Board of Directors of the Company, and Mrs. Mustari was elected as Treasurer and Chief Financial Officer of the Company. In addition, the Company assumed the $2,500,000 (subsequently adjusted to $1,319,916) promissory note of Whitehall payable to Mr. And Mrs. Mustari.


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

               10.3          Consulting Agreement between the Registrant and LSC Associates
                             LLC dated June 20, 2001*

               16.1          Letter from Alex N. Chaplan and Associates dated April 23, 2001*

               21.1          Subsidiaries of the Registrant*

---------------
* Incorporated by reference to Registrant's Form 10-SB, as amended.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2001.


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



Signature                      Title                                      Date
---------                      -----                                      ----

/s/ RONALD MUSTARI             President, Chief Executive Officer         December 11, 2001
-------------------------      and Director
Ronald Mustari

/s/ JOANNE MUSTARI             Treasurer and Chief Financial Officer      December 11, 2001
-------------------------
Joanne Mustari

/s/ GERALD H. GOULD            Director                                   December 11, 2001
-------------------------
Gerald H. Gould

/s/ ROBERT E. MESSICK          Director                                   December 11, 2001
-------------------------
Robert E. Messick


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

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1999 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                           March 31,
                                                                                -----------------------------
                                                                                    1999              2000
                                                                                -----------       -----------
LIABILITIES
        Notes payable to banks                                                  $         0       $   372,100
        Current portion of long term debt                                            99,943            91,848
        Accounts payable and accrued liabilities                                    196,802         1,120,868
        Notes payable                                                                     0           294,000
        Construction loans payable                                                  336,287         3,072,931
        Due to affiliated companies                                                   1,746                 0
        Customers' deposits                                                         406,948         1,244,207
        Income taxes payable-current                                                      0             9,700
                                                                                -----------       -----------

                  TOTAL CURRENT LIABILITIES                                       1,041,726         6,205,654

        Deferred income taxes                                                             0           210,236
        Note payable-related party                                                        0         1,319,196
        Note payable-long term debt                                                 354,480           378,080
                                                                                -----------       -----------

                  TOTAL LIABILITIES                                               1,396,206         8,113,166
                                                                                -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock; $.10 par value authorized, 100,000,000 shares
           issued shares - none                                                           0                 0
        Common stock; $.10 par value authorized, 500,000,000 shares issued
           and outstanding 8,946,000 shares in 2000 and 6,579,333 in 1999           657,933           894,600
        Paid in capital                                                            (284,992)          711,493
        Accumulated Deficit                                                        (416,114)         (377,417)
                                                                                -----------       -----------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (43,173)        1,228,676
                                                                                -----------       -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 1,353,033       $ 9,341,842
                                                                                ===========       ===========





          See accompanying notes to consolidated financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 2000


                                                                                March 31,
                                                                     ------------------------------
                                                                         1999              2000
                                                                     ------------      ------------
REVENUES
         Sales of homes and lots                                     $  2,098,573      $  8,511,356
         Management fees                                                  317,043             7,600
         Real estate commissions                                          119,474            13,654
         Other                                                            190,926           240,627
                                                                     ------------      ------------

                      TOTAL REVENUES                                    2,726,016         8,773,237
                                                                     ------------      ------------

COSTS AND EXPENSES
         Costs of homes and lots                                        1,443,920         6,133,793
         Selling and general and administration                         1,024,719         2,118,696
         Interest Expense                                                  52,981           199,520
         Other                                                                  0           272,831
                                                                     ------------      ------------

                      TOTAL COSTS AND EXPENSES                          2,521,620         8,724,840
                                                                     ------------      ------------

                      INCOME BEFORE INCOME TAXES                          204,396            48,397

INCOME TAXES-CURRENT                                                            0             9,700
                                                                     ------------      ------------

                      NET  INCOME                                    $    204,396      $     38,697
                                                                     ============      ============

                      BASIC NET INCOME PER COMMON SHARE:             $      0.031      $       .005
                                                                     ============      ============

                      BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      $  6,579,333      $  8,452,944
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



                                                      Common Stock
                                                --------------------------                       Retained
                                                Number of        Par Value       Paid in         Earnings
                                                  Shares          Amount         Capital         (Deficit)          Total
                                                ----------      ----------      ----------       ----------       ----------
Balance-April 1, 1998                            5,108,433      $  510,843      $ (229,590)      $ (366,392)      $  (85,139)
Stockholders' Capital Contribution                                                  91,688                            91,688
Profit distribution to Stockholders under
    Sub-Chapter S of the internal Revenue
    Code                                                                                           (254,118)        (254,118)

Net income for the fiscal year ended
    March 31, 1999                                                                                  204,396          204,396
                                                ----------      ----------      ----------       ----------       ----------

Balance-March 31, 1999                           5,108,433         510,843        (137,902)        (416,114)         (43,173)

Capital contribution to effect purchase
    of minority Shareholders interest
    for cash in four Corporations on April
    29, 1999                                                                       431,151                           431,151
Common stock issued in reverse acquisition       3,837,567         383,757         345,381                           729,138
Forgiveness of shareholders' interest                                               72,863                            72,863
Net Income for the fiscal year ended
    March 31, 2000                                                                                   38,697           38,697
                                                ----------      ----------      ----------       ----------       ----------

Balance-March 31, 2000                           8,946,000      $  894,600      $  711,493       $ (377,417)      $1,228,676
                                                ==========      ==========      ==========       ==========       ==========



           See accompanying notes to consolidated financial statements

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                       FKA CAMBRIDGE UNIVERSAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 2000


                                                                                              March 31,
                                                                                   -----------------------------
                                                                                       1999              2000
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                $   204,396       $    38,697
         Adjustments to reconcile net income to net
            cash provided (used) by operating activities:
                      Depreciation                                                      27,960            31,618
                      Shareholders' forgiveness of interest                                  0            72,863
                      Common stock issued in reverse acquisition                             0           729,138
                      Income taxes-deferred                                                  0           210,236
         Changes in assets and liabilities:
                      Land and development costs                                             0        (1,620,497)
                      Homes under construction and furnished models                   (318,331)       (3,688,410)
                      Customer deposits                                                 71,545           837,259
                      Accounts payable and accrued liabilities                          83,860           924,066
                      Income taxes-current                                                   0             9,700
                      Other assets                                                        (145)         (257,706)
                      Due from/to affiliates                                            81,727          (145,546)
                                                                                   -----------       -----------
                                  NET CASH PROVIDED (USED) BY
                                     OPERATING ACTIVITIES                              151,012        (2,858,582)
                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Property and equipment                                                        (12,718)          (90,898)
         Investment in securities                                                            0           (69,850)
                                                                                   -----------       -----------
                                  NET CASH FLOWS USED IN INVESTING ACTIVITIES          (12,718)         (160,748)
                                                                                   -----------       -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
         Loans and other                                                               (13,112)         (281,565)
         Stockholders capital contribution                                              91,688           431,151
         Construction loans                                                            162,213         2,736,644
         Notes payable                                                                 (90,148)          681,605
         Distribution to stockholders under SubChapter "S"                            (254,118)                0
                                                                                   -----------       -----------

                                  NET CASH FLOWS PROVIDED (USED) BY
                                       FINANCING ACTIVITIES                           (103,477)        3,567,835
                                                                                   -----------       -----------
                                  NET CASH AND CASH EQUIVALENTS  INCREASE          $    34,817       $   548,505
                                  NET CASH AND CASH EQUIVALENTS-
                                      BEGINNING OF PERIOD                               91,977           126,794
                                                                                   -----------       -----------
                                  NET CASH AND CASH EQUIVALENTS -
                                      END OF PERIOD                                $   126,794       $   675,299
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
         Interest paid, net of amounts capitalized                                 $    52,981       $   199,520
                                                                                   ===========       ===========
         Income taxes paid                                                         $         0       $         0
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         During 2000, the Company acquired property and equipment, in part, with stockholder loans of $1,319,196 and $36,875 of
         long-term debt


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

Basis of Presentation:


        On June 17, 1999, Whitehall Limited, Inc. acquired all of the outstanding shares of Whitehall II, Inc. in exchange for 5,108,433 shares of its common stock. The transaction has been accounted for as a reverse merger involving a shell company (Whitehall Limited, Inc.), effectively a re-capitalization of Whitehall Homes II, Inc. (the operating company/accounting acquirer). Accordingly, the historical financial statements of Whitehall Homes II, Inc. are presented as the historical financial statements of the registrant. The results of operations of Whitehall Limited, Inc. (legal acquirer/shell) are included in the consolidated financial statements since the date of the merger.



        On April 29, 1999, the Company acquired, using the purchase method, the 50 percent of four companies that it previously did not own (Whitehall Homes at Avalon, Inc.; Bermuda Development Corp.; Whitehall Associates, Inc.; and Whitehall at Maple Hammock, Inc.) in exchange for $431,151, which was provided to the Company as a capital contribution by the majority shareholders. As a result, in April 1999, the Company began consolidating these entities, which were previously accounted for using the equity method. The excess purchase price over the historical stockholders' deficiencies of the activities was allocated to land and development costs.


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

        The Company engaged LSC Associates LLC ("Loan Star"), to provide certain business consulting services pursuant to an agreement dated February 9, 2000, as amended, which commences on October 1, 2000. Loan Star's services include providing advice with respect to mergers, acquisitions, joint ventures, debt or equity financing, restructuring and other corporate matters. As compensation for these and other services, the Company agreed to issue to Loan Star a total of 536,760 shares of Common Stock which, when issued, will constitute 6% of the Company's total outstanding Common Stock as of September 30, 2000. 178,920 of the shares are to be issued upon commencement of the agreement and the balance are to be issued at such time as the Company has received investment capital or other consideration of up to $10,000,000. Loan Star is also entitled to receive such additional number of shares as may be necessary in order to enable Loan Star to maintain its percentage interest in the Company at such time or times as such investment capital or other consideration is received. The Company also agreed to grant Loan Star rights to include the shares in any registration statement subsequently filed by the Company with the SEC to register shares for the Company's account or for the account of other shareholders. In addition to the shares, the Company agreed to pay Loan Star a monthly advisory fee which starts at $1,500 and increases at the rate of $500 per month during the first six months of the term of the agreement. Loan Star is also entitled to reimbursement for all of its normal and reasonable out-of-pocket expenses previously approved by the Company. If the Company enters into a transaction with any party introduced by Loan Star to the Company, Loan Star is entitled to a finder's fee equal to 5% of the value of such transaction. The Company also agreed to use its best efforts to elect a person designated by Loan Star to the Company's Board of Directors at such time as Loan star owns 6% of the Company's outstanding Common Stock.


Comprehensive income:

        The Company has adopted Statement of Financial Standards No. 130, Reporting Comprehensive Income. Comprehensive income, as defined, includes all changes to equity except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.

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

        NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at March 31, 2000.


        Land and building - Sarasota, Florida     $1,656,844
        Furniture and fixtures                         6,217
        Equipment                                     59,735
        Vehicles                                      83,275
                                                  ----------
                                                   1,806,071
        Less:  accumulated depreciation              (37,123)
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

Income Tax Expense is as follows for the years ended March 31, 1999 (pro-forma) and 2000:


                                        1999            2000
                                    ----------      ----------
            Current:
                       Federal      $   62,241      $    6,800
                       State            12,000           2,900
                                    ----------      ----------
                                    $   74,241      $    9,700
                                    ==========      ==========




The provisions for income taxes in 1999 (pro-forma) and 2000 differ from the provision computed using the federal statutory rate of 34% as a result of the following:




                                                                     1999       2000
                                                                     ----       ----
     Expected provision at federal statutory rate                    34%         34%
     Effect of graduated tax rates                                   (4)        (19)
     Effect of state income taxes, net of federal income taxes        6           5
                                                                   ----         ---
            Effective tax rate                                       36%         20%
                                                                   ====         ===



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