Form 10KSB/A
period 2001-03-31
WHITEHALL LTD INC
filed 2001-12-28
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                               AMENDMENT NO. 1 TO
                                 FORM 10-KSB/A


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

DEVELOPMENT OF WHITEHALL BUSINESS


   Effective as of June 17, 1999, Whitehall, which was wholly owned by Ronald and Joanne Mustari, acquired all of the assets of nine affiliated companies (collectively, "Whitehall Homes") which were also wholly owned by Mr. and Mrs. Mustari, for a purchase price of $2,500,000. As payment, Whitehall delivered its promissory note in the amount of $2,500,000 to Whitehall Homes and Whitehall Homes subsequently assigned it to Mr. and Mrs. Mustari. Thereafter, as a result of Mr. and Mrs. Mustari excluding an affiliated company from the transaction, the purchase price and promissory note were reduced by approximately $1,181,000, the underlying value of the entity being excluded, to approximately $1,319,000. In addition, a number of the companies comprising Whitehall Homes were equally owned by Mr. And Mrs. Mustari and Donald Lichter until April 27, 1999, when Mr. and Mrs. Mustari purchased the ownership interest of Mr. Lichter for cash and promissory notes and terminated Mr. Lichter's business relationship with Whitehall Homes. Whitehall Homes has been in the business of constructing residential homes (principally single family homes) in the Florida counties of Sarasota, Manatee, Collier, Pasco and Hillsborough since 1985. Shortly after Whitehall acquired all of the assets of Whitehall Homes, the Company acquired 100% of the outstanding shares of Whitehall from Mr. and Mrs. Mustari in exchange for 5,108,433 shares of the Company's Common Stock, of which 4,608,268 shares were issued to Mr. and Mrs. Mustari and 500,165 shares were issued to the Mustaris' adult children and grandchildren. As a result of the transaction, Whitehall became a wholly owned subsidiary of the Company.

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
                                                              ===            ==         ==

(A)  Project completed Fall of 1999

Results of Operations

        The following table sends forth operating data as a percentage of revenue:


                                                        Year ended
                                                         March 31,
                                                     ----------------
                                                     2001        2000
                                                     ----        ----
    Revenues:
        Home and lot sales                            98%         98%
        Other                                          2%          2%
                                                     ----        ----
               Total                                 100%        100%
                                                     ----        ----
    Costs and expenses:
        Cost of sales                                 76%         70%
        Selling, General and administrative           17%         24%
        Interest                                       2%          2%
        Other                                         --           3%
                                                     ----        ----
        Total                                         95%         99%
                                                     ----        ----
Income before income taxes                             5%          1%
                                                     ----        ----


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

        Selling, general and administrative:


               Selling, general and administrative increased for the year ended March 31, 2001 as compared to the year ended March 31, 2000 by approximately $342,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered. However, the selling, general and administrative costs as a percent of sales approximated 17% for the year ended March 31, 2001 as compared to 24% for the year ended March 31, 2000. The primary reason for the decrease is the increase in the number of home and lot sales while the Company's general and administrative costs were fairly stable.


        Interest:

               Interest increased for the year ended March 31, 2001 as compared to the year ended March 31, 2000 by approximately $98,000. The primary reason for this is the increased construction activity and outstanding borrowings that resulted from these borrowing.


As a result of the aforementioned, the Company's Income before income taxes increased by approximately $659,000 to approximately $707,000 for the year ended March 31, 2001 as compared to approximately $48,000 for the year ended March
31, 2000. The Company's Basic earnings per share for the year ended March 31, 2001 was $.05 per share based on a weighted average number of shares outstanding of 8,964,033 as compared to less than $.01 per share on a weighted average number of shares outstanding of 8,452,944 for the comparable previous year.


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


   On or about June 17, 1999, Whitehall, of which Ronald and Joanne Mustari were the sole shareholders, consummated an agreement with nine affiliated companies (collectively " Whitehall Homes") wholly owned by Mr. and Mrs. Mustari (the "Asset Purchase Agreement"), pursuant to which Whitehall purchased all of the assets of Whitehall Homes in exchange for a promissory note in the amount of $2,500,000 which was payable to Whitehall Homes and subsequently assigned to Mr. and Mrs. Mustari. This promissory note was subsequently assumed by the Company in accordance with the terms of the agreement pursuant to which Whitehall was acquired by the Company. Thereafter, as a result of a purchase price adjustment relating to the underlying value ($1,180,104) of an affiliated company which was ultimately excluded from the transaction. The Mustaris agreed to replace the original $2,500,000 promissory note with a new promissory note in the principal amount of $1,319,196 which bears interest at the rate of 7% per annum and is due and payable on June 30, 2006. As of March 29, 2001, the promissory note was paid in full by a combination of cash, transfer of marketable securities valued at $168,064 and issuance of 2,061,946 shares of the Company's preferred stock valued at $618,585.


   On or about June 24, 1999, the Company consummated an agreement with Whitehall and its sole shareholders, Ronald and Joanne Mustari, dated June 17, 1999 (the "Exchange Agreement") pursuant to which the Company acquired all of the outstanding stock of Whitehall from Mr. and Mrs. Mustari in exchange for 4,608,268 shares of the Company's Common Stock constituting approximately 52% of the Company's then outstanding Common Stock. In connection with the transaction, Mr. Mustari was elected as President, Chief Executive Officer and a member of the Board of Directors of the Company, and Mrs. Mustari was elected as Treasurer and Chief Financial Officer of the Company. In addition, the Company assumed the $2,500,000 (subsequently adjusted to $1,319,196) promissory note of Whitehall payable to Mr. And Mrs. Mustari.


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

               10.3          Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.**

               16.1          Letter from Alex N. Chaplan and Associates dated April 23, 2001*

               21.1          Whitehall Quality Homes, Inc. is a wholly owned subsidiary of Whitehall
                             Limited, Inc.**



---------------
      * Incorporated by reference to Registrant's Form 10-SB, as amended. ** Previously filed

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


        Signature                           Title                                      Date
        ---------                           -----                                      ----
        /s/ Ronald Mustari                  President, Chief Executive Officer         December 11, 2001
        ----------------------------        and Director
        Ronald Mustari

        /s/ Joanne Mustari                  Treasurer and Chief Financial Officer      December 11, 2001
        ----------------------------
        Joanne Mustari

        /s/ Gerald H. Gould                 Director                                   December 11, 2001
        ----------------------------
        Gerald H. Gould

        /s/ Robert E. Messick               Director                                   December 11, 2001
        ----------------------------
        Robert E. Messick

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



Alex Chaplan & Associates

Calabasas, CA
November 22, 2000

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS


Cash and cash equivalents                                                $   950,005
Inventories                                                                7,296,662
Property and equipment, net                                                1,767,056
Other assets                                                                  57,984
                                                                         -----------
         Total                                                           $10,071,707
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgages and notes payable                                          $ 4,536,488
    Accounts payable and accrued expenses                                  1,246,829
    Customer deposits and advances                                         1,469,511
    Income taxes payable                                                     430,000
    Deferred tax liabilities                                                  72,936
                                                                         -----------
         Total liabilities                                                 7,755,764
                                                                         -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.10 par value; 100,000,000 shares authorized;
       2,061,946 shares issued and outstanding                               206,195
    Common stock, $.10 par value; 500,000,000 shares authorized;
       8,951,500 shares issued and outstanding                               895,150
    Additional paid-in capital                                             1,167,624
    Retained earnings                                                         46,974
                                                                         -----------
         Total stockholders' equity                                        2,315,943
                                                                         -----------
         Total                                                           $10,071,707
                                                                         ===========



See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       YEARS ENDED MARCH 31, 2001 AND 2000



                                                   2001             2000
                                               -----------      -----------
Revenue:
    Home and lot sales                         $14,234,694      $ 8,582,410
    Management fees                                 56,678            7,600
    Interest income                                 69,415           15,897
    Real estate commissions                         51,913           82,100
    Rental income                                   26,616           25,454
    Other income                                    17,009           59,776
                                               -----------      -----------
       Totals                                   14,456,325        8,773,237
                                               -----------      -----------
Costs and expenses:
    Cost of sales                               10,990,767        6,133,793
    Selling                                        813,094          520,448
    General and administrative                   1,647,661        1,598,248
    Interest                                       297,412          199,520
    Other                                                           272,831
                                               -----------      -----------
       Totals                                   13,748,934        8,724,840
                                               -----------      -----------
Income before income taxes                         707,391           48,397

Provision for income taxes                         283,000            9,700
                                               -----------      -----------
Net income                                     $   424,391      $    38,697
                                               ===========      ===========
Basic earnings per share                       $       .05      $        --
                                               ===========      ===========
Basic weighted average shares outstanding        8,964,033        8,452,944
                                               ===========      ===========



See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED MARCH 31, 2001 AND 2000



                                                                                                          Retained
                                      Preferred Stock               Common Stock           Additional     Earnings
                                 ------------------------      ------------------------     Paid-in     (Accumulated
                                   Shares        Amount         Shares        Amount       Capital        Deficit)        Total
                                 ----------    ----------      ---------    -----------   -----------    -----------    -----------
Balance April 1, 1999                                          5,108,433    $   510,843   $  (137,902)   $  (416,114)   $   (43,173)

Capital contribution to
    facilitate purchase
    of four entities                                                                          431,151                       431,151

Common stock issued
    in reverse acqui-
    sition                                                     3,837,567        383,757       345,381                       729,138

Forgiveness of stock-
    holder interest                                                                            72,863                        72,863

Net income                                                                                                    38,697         38,697
                                                              ----------    -----------   -----------    -----------    -----------
Balance, March 31, 2000                                        8,946,000        894,600       711,493       (377,417)     1,228,676

Issuance of common stock
    as payment for com-
    pensation                                                      5,500            550           440                           990

Forgiveness of stockholder
    interest                                                                                   43,301                        43,301

Preferred stock issued in
    exchange for for-
    giveness of note
    payable - stockholder         2,061,946    $   206,195                                    412,390                       618,585

Net income                                                                                                   424,391        424,391
                                 ----------    -----------    ----------    -----------   -----------    -----------    -----------
Balance, March 31, 2001           2,061,946    $   206,195     8,951,500    $   895,150   $ 1,167,624    $    46,974    $ 2,315,943
                                 ==========    ===========    ==========    ===========   ===========    ===========    ===========



See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2001 AND 2000



                                                                         2001              2000
                                                                     -----------       -----------
Operating activities:
    Net income                                                       $   424,391       $    38,697
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation                                                       40,069            31,618
       Deferred income taxes                                            (137,300)          210,236
       Forgiveness of stockholders' interest                              43,301            72,863
       Common stock issued in reverse acquisition                                          729,138
       Cost of services paid through issuance of common stock                990
       Changes in operating assets and liabilities:
         Inventories                                                  (1,166,226)       (5,308,907)
         Due from affiliates                                             139,445          (145,546)
         Other assets                                                    205,823          (257,706)
         Accounts payable and accrued expenses                           125,961           924,066
         Customer deposits and advances                                  225,304           837,259
         Income taxes payable                                            420,300             9,700
                                                                     -----------       -----------
            Net cash provided by (used in) operating activities          322,058        (2,858,582)
                                                                     -----------       -----------
Investing activities:
    Purchase of property and equipment                                    (1,302)          (90,898)
    Investments                                                          (98,214)          (69,850)
                                                                     -----------       -----------
            Net cash used in investing activities                        (99,516)         (160,748)
                                                                     -----------       -----------
Financing activities:
    Capital contributions                                                                  431,151
    Proceeds from mortgages and notes payable                          3,920,938         3,418,249
    Repayments of mortgages and note payable                          (3,630,284)               --
    Stockholders' loans                                                 (238,490)         (281,565)
                                                                     -----------       -----------
         Net cash provided by financing activities                        52,164         3,567,835
                                                                     -----------       -----------
Net increase in cash and cash equivalents                                274,706           548,505
Cash and cash equivalents, beginning of year                             675,299           126,794
                                                                     -----------       -----------
Cash and cash equivalents, end of year                               $   950,005       $   675,299
                                                                     ===========       ===========
Supplemental disclosure of cash flow data:
    Interest paid, net of amount capitalized                         $   254,111       $   126,657
                                                                     ===========       ===========




Supplemental disclosure of noncash investing and financing activities: During
    2000, the Company acquired property and equipment, in part, with stockholder loans of $1,319,196 and $36,875 of long-term debt.


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


                On June 17, 1999, Cambridge acquired all of the outstanding shares of Whitehall Homes II, Inc. and Subsidiaries in exchange for 5,108,433 shares of its common stock. The transaction has been accounted for as a reverse merger involving a shell company Cambridge, effectively a recapitalization of Whitehall Homes II, Inc. and Subsidiaries (the operating company/accounting acquirer). Accordingly, the historical consolidated financial statements of Whitehall Homes II, Inc. and Subsidiaries are presented as the historical consolidated financial statements of the registrant. The results of operations of Cambridge (legal acquirer/shell) are included in the consolidated financial statements since the date of the merger.


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
                                                                 ==========

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property and equipment:


            Property and equipment consist of the following at March 31, 2001:



               Land - office building, Sarasota, Florida         $1,387,293
               Building                                             269,551
               Furniture and fixtures                                 1,744
               Equipment                                             59,735
               Vehicles                                             109,672
                                                                 ----------
                                                                  1,827,995
               Less accumulated depreciation                         60,939
                                                                 ----------
                        Total                                    $1,767,056
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


Note 6- Income taxes:

            The net provision for income taxes in 2001 and 2000 consisted of the following provisions:


                                   2001             2000
                                 ---------       ---------
               Federal:
                 Current         $ 360,600       $   6,800
                 Deferred         (116,500)
                                 ---------       ---------
                     Totals        244,100           6,800
                                 ---------       ---------
               State:
                 Current            59,700           2,900
                 Deferred          (20,800)
                                 ---------       ---------
                     Totals         38,900           2,900
                                 ---------       ---------
                     Totals      $ 283,000       $   9,700
                                 =========       =========

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6- Income taxes (concluded):

            The provision for income taxes in 2001 and 2000 differ from the provision computed using the Federal statutory rate of 34% and the Company's income before Federal income tax as a result of the following:


                                                                         2001     2000
                                                                         ----     ----
           Expected provision at Federal statutory rate                   34%      34%
           Effect of Graduated Tax Rates                                          (19)
           Effect of state income taxes, net of Federal income taxes       6        5
                                                                         ---      ---
           Effective tax rate                                             40%      20%
                                                                         ===      ===


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

               10.3          Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.**

               16.1          Letter from Alex N. Chaplan and Associates dated April 23, 2001*

               21.1          Whitehall Quality Homes, Inc. is a wholly owned subsidiary of Whitehall
                             Limited, Inc.**



---------------
      * Incorporated by reference to Registrant's Form 10-SB, as amended. ** Previously filed