Form 10QSB/A
period 2001-09-30
WHITEHALL LTD INC
filed 2001-12-28
CIK 839848

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

Liquidity and Capital Resources:


As of September 30, 2001, the Company had net assets of approximately $2,477,000 including cash and cash equivalents of approximately $741,000. During the six months ended September 30, 2001, the Company's cash position decreased by approximately $209,000. Its operating activities utilized approximately $1,958,000 of cash. This was primarily caused by an increase in inventories of approximately $2,489,000, which were funded in part by the Company's net income of approximately $120,000, and an increase in customer deposits of approximately $404,000. The balance of the increase arose from the Company's financing activities. The Company's financing activities provided approximately $1,749,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $6,594,000 off set by repayments of approximately $4,845,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects.

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



                                   Whitehall Limited, Inc.



December 11, 2001                  /s/   Ronald Mustari
                                   ---------------------------------------------
                                   Ronald Mustari, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



December 11, 2001                  /s/   Joanne Mustari
                                   ---------------------------------------------
                                   Joanne Mustari, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)                 F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                                    F-5




                                      * * *

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                     ASSETS

Cash and cash equivalents                                                  $   741,311
Inventories                                                                  9,785,542
Property and equipment, net                                                  1,753,165
Other assets                                                                    42,300
                                                                           -----------

             Total                                                         $12,322,318
                                                                           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Mortgages and notes payable                                          $ 6,285,329
      Accounts payable and accrued expenses                                  1,140,670
      Customer deposits and advances                                         1,873,298
      Income taxes payable                                                     510,870
      Deferred tax liabilities                                                  34,736
                                                                           -----------
             Total liabilities                                               9,844,903
                                                                           -----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.10 par value; 100,000,000 shares authorized;
         2,061,946 shares issued and outstanding                               206,195
      Common stock, $.10 par value; 500,000,000 shares authorized;
         9,179,420 shares issued and outstanding                               917,942
      Additional paid-in capital                                             1,185,858
      Retained earnings                                                        167,420
                                                                           -----------
             Total stockholders' equity                                      2,477,415
                                                                           -----------

             Total                                                         $12,322,318
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