Form 10KSB/A
period 2000-03-31
WHITEHALL LTD INC
filed 2002-01-30
CIK 839848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                               AMENDMENT NO. 3 TO

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

DEVELOPMENT OF WHITEHALL BUSINESS


     Effective as of June 17, 1999, Whitehall, which was wholly owned by Ronald and Joanne Mustari, acquired all of the assets of nine affiliated companies (collectively, "Whitehall Homes") which were also wholly owned by Mr. and Mrs. Mustari, for a purchase price of $2,500,000. As payment, Whitehall delivered its promissory note in the amount of $2,500,000 to Whitehall Homes and Whitehall Homes subsequently assigned it to Mr. and Mrs. Mustari. Thereafter, as a result of Mr. and Mrs. Mustari excluding an affiliated company from the transaction, the purchase price and promissory note were reduced by approximately $1,181,000, the underlying value of the entity being excluded, to approximately $1,319,000. For accounting purposes the aforementioned transaction was recorded as a distribution to the principal stockholder and the assets were valued at their historical cost basis. In addition, a number of the companies comprising Whitehall Homes were equally owned by Mr. And Mrs. Mustari and Donald Lichter until April 27, 1999, when Mr. and Mrs. Mustari purchased the ownership interest of Mr. Lichter for cash and promissory notes and terminated Mr. Lichter's business relationship with Whitehall Homes. Whitehall Homes has been in the business of constructing residential homes (principally single family homes) in the Florida counties of Sarasota, Manatee, Collier, Pasco and Hillsborough since 1985. Shortly after Whitehall acquired all of the assets of Whitehall Homes, the Company acquired 100% of the outstanding shares of Whitehall from Mr. and Mrs. Mustari in exchange for 5,108,433 shares of the Company's Common Stock, of which 4,608,268 shares were issued to Mr. and Mrs. Mustari and 500,165 shares were issued to the Mustaris adult children and grandchildren. As a result of the transaction, Whitehall became a wholly owned subsidiary of the Company.

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

     Selling, general and administrative:


Selling, general and administrative increased for the year ended March 31, 2000 as compared to the year ended March 31, 1999 by approximately $1,094,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale, as well as building the Company's infrastructure. In addition, the Company incurred approximately a $792,000 charge in connection with the reverse acquisition from common stock being issued to consultants for services, a non-cash charge.


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

LIQUIDITY AND CAPITAL RESOURCES:


As of March 31, 2000, the Company had cash and cash equivalents and marketable securities of approximately $745,000. During the year ended March 31, 2000, the Company's cash position increased by approximately $548,000. Its operating activities used approximately $2,859,000 of cash. This was used to increase inventories by approximately $5,309,000 which were funded mainly by the Company's net income of approximately $1,083,000, (adjusted for approximately $1,044,000 of non-cash charges) increase in customer deposits of approximately $837,000 and an increase in other short-term obligations of approximately $924,000. The Company's investing activities utilized cash of approximately $161,000 of which approximately, $91,000 was expended on property and equipment and approximately $70,000 was invested in marketable securities. The Company's financing activities provided approximately $3,568,000 of cash principally from the proceeds of its mortgages and notes payable. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 2000, the Company received capital contributions of approximately $431,000.


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

     On or about June 17, 1999, Whitehall, of which Ronald and Joanne Mustari were the sole shareholders, consummated an agreement with nine affiliated companies (collectively " Whitehall Homes") wholly owned by Mr. and Mrs. Mustari (the "Asset Purchase Agreement"), pursuant to which Whitehall purchased all of the assets of Whitehall Homes in exchange for a promissory note in the amount of $2,500,000 which was payable to Whitehall Homes and subsequently assigned to Mr. and Mrs. Mustari. This promissory note was subsequently assumed by the Company in accordance with the terms of the agreement pursuant to which Whitehall was acquired by the Company. Thereafter, as a result of a purchase price adjustment relating to the underlying value ($1,180,804) of an affiliated company which was ultimately excluded from the transaction, the Mustaris agreed to replace the original $2,500,000 promissory note with a new promissory note in the principal amount of $1,319,196 which bears interest at the rate of 7% per annum and is due and payable on June 30, 2006. The aforementioned transaction for accounting purposes was recorded as a distribution to the principal stockholder and the assets were valued at their historical cost basis.


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

               10.3          Consulting Agreement between the Registrant and LSC Associates
                             LLC dated June 20, 2001*

               16.1          Letter from Alex N. Chaplan and Associates dated April 23, 2001*

               21.1          Subsidiaries of the Registrant*

---------------
* Incorporated by reference to Registrant's Form 10-SB, as amended.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 15, 2002.


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



Signature                   Title                                    Date
---------                   -----                                    ----

/s/ RONALD MUSTARI          President, Chief Executive Officer       January 15, 2002
-------------------------   and Director
Ronald Mustari

/s/ JOANNE MUSTARI          Treasurer and Chief Financial Officer    January 15, 2002
-------------------------
Joanne Mustari

/s/ GERALD H. GOULD         Director                                 January 15, 2002
-------------------------
Gerald H. Gould

/s/ ROBERT E. MESSICK       Director                                 January 15, 2002
-------------------------
Robert E. Messick


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

November 22, 2000

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS -- RESTATED
                         AS OF MARCH 31, 1999 AND 2000


                                     ASSETS


                                                                     March 31,
                                                            -------------------------
ASSETS                                                          1999            2000
                                                            ----------      ----------
        Cash and cash equivalents in Banks                  $  126,794      $  675,299
        Due from affiliated companies                                0         145,546
        Advances to Stockholders                                13,876         294,057
        Due from Others                                            362               0
        Investments - Securities (at market value)                   0          69,850
                                                            ----------      ----------

                  TOTAL CURRENT ASSETS                         141,032       1,184,752
                                                            ----------      ----------

CONSTRUCTION COSTS IN PROGRESS
        Land and development costs                                   0       1,620,497
        Homes under construction and furnished models          821,529       4,509,939
                                                            ----------      ----------

                  TOTAL CONSTRUCTION COSTS IN PROGRESS         821,529       6,130,436
                                                            ----------      ----------

PROPERTY AND EQUIPMENT, NET                                    390,472         449,752
                                                            ----------      ----------

OTHER ASSETS                                                         0         257,706
                                                            ----------      ----------

                  TOTAL ASSETS                              $1,353,033      $8,022,646
                                                            ==========      ==========







          See accompanying notes to consolidated financial statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS -- RESTATED
                         AS OF MARCH 31, 1999 AND 2000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                           March 31,
                                                                                -----------------------------
                                                                                    1999              2000
                                                                                -----------       -----------
LIABILITIES
        Notes payable to banks                                                  $         0       $   372,100
        Current portion of long term debt                                            99,943            91,848
        Accounts payable and accrued liabilities                                    196,802         1,120,868
        Notes payable                                                                     0           294,000
        Construction loans payable                                                  336,287         3,072,931
        Due to affiliated companies                                                   1,746                 0
        Customers' deposits                                                         406,948         1,244,207
        Income taxes payable-current                                                      0             9,700
                                                                                -----------       -----------

                  TOTAL CURRENT LIABILITIES                                       1,041,726         6,205,654

        Deferred income taxes                                                             0           210,236
        Note payable-related party                                                        0         1,319,196
        Note payable-long term debt                                                 354,480           378,080
                                                                                -----------       -----------

                  TOTAL LIABILITIES                                               1,396,206         8,113,166
                                                                                -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock; $.10 par value authorized, 100,000,000 shares
           issued shares - none                                                           0                 0
        Common stock; $.10 par value authorized, 500,000,000 shares issued
           and outstanding 8,946,000 shares in 2000 and 6,579,333 in 1999           657,933           894,600
        Paid in capital                                                            (284,992)         (607,703)
        Accumulated Deficit                                                        (416,114)         (377,417)
                                                                                -----------       -----------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (43,173)          (90,520)
                                                                                -----------       -----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 1,353,033       $ 8,022,646
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

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES
                      FKA CAMBRIDGE UNIVERSAL CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -- RESTATED
               FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 2000




                                                      Common Stock
                                                --------------------------                       Retained
                                                Number of        Par Value       Paid in         Earnings
                                                  Shares          Amount         Capital         (Deficit)          Total
                                                ----------      ----------      ----------       ----------       ----------
Balance-April 1, 1998                            5,108,433      $  510,843      $ (229,590)      $ (366,392)      $  (85,139)
Stockholders' Capital Contribution                                                  91,688                            91,688
Profit distribution to Stockholders under
    Sub-Chapter S of the internal Revenue
    Code                                                                                           (254,118)        (254,118)

Net income for the fiscal year ended
    March 31, 1999                                                                                  204,396          204,396
                                                ----------      ----------      ----------       ----------       ----------

Balance-March 31, 1999                           5,108,433         510,843        (137,902)        (416,114)         (43,173)
Distribution to the principal stockholder                                       (1,319,196)                       (1,319,196)
Capital contribution to effect purchase
    of minority Shareholders interest
    for cash in four Corporations on April
    29, 1999                                                                       431,151                           431,151
Common stock issued in reverse acquisition       3,837,567         383,757         345,381                           729,138
Forgiveness of shareholders' interest                                               72,863                            72,863
Net Income for the fiscal year ended
    March 31, 2000                                                                                   38,697           38,697
                                                ----------      ----------      ----------       ----------       ----------

Balance-March 31, 2000                           8,946,000      $  894,600      $ (607,703)      $ (377,417)      $  (90,520)
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
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        During 2000, the Company declared a distribution and acquired equipment, in part, with stockholder loans of $1,319,196 and $36,875 of long-term debt, respectively.


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


Restatement:

        In previously issued financial statements, the Company recorded an obligation to its principal stockholder with a corresponding charge to land. in these restated financial statements, the obligation has been properly charged to additional paid-in capital and the carrying amount of land has been reduced by $1,319,196.


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

NOTE 2 - INVESTMENTS

        The Company has invested excess working capital in short-term securities as of March 31, 2000 in the amount of $69,850. These short-term securities are readily convertible to known amounts of cash and market value approximates cost.

NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at March 31, 2000.


        Land and building - Sarasota, Florida       $337,648
        Furniture and fixtures                         6,217
        Equipment                                     59,735
        Vehicles                                      83,275
                                                    --------
                                                     486,875
        Less:  accumulated depreciation              (37,123)
                                                    --------
                                                    $449,752
                                                    ========


        Depreciation expense was $31,618 and $27,960 for the years ending March 31, 2000 and 1999, respectively.

NOTE 4 - ADVANCES TO STOCKHOLDERS

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