Form 10KSB/A
period 2001-03-31
WHITEHALL LTD INC
filed 2002-01-30
CIK 839848

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

        Selling, general and administrative:


               Selling, general and administrative increased for the year ended March 31, 2001 as compared to the year ended March 31, 2000 by approximately $342,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered. However, the selling, general and administrative costs as a percent of sales approximated 17% for the year ended March 31, 2001 as compared to 24% for the year ended March 31, 2000. The primary reason for the decrease is the increase in the number of home and lot sales while the Company's general and administrative costs in total were fairly stable. However during 2000, the Company incurred a non-cash charge of approximately $729,000 relating to the shares of common stock issue in connection with the reverse acquisition. The charge was offset in 2001 by an increase in the Company's infrastructure, including payroll, consulting and professional fees.


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

Liquidity and Capital Resources:


As of March 31, 2001, the Company had net assets of approximately $997,000 including cash and cash equivalents of approximately $950,000. During the year ended March 31, 2001, the Company's cash position increased by approximately $275,000. Its operating activities provided approximately $322,000 of cash. The increase was off set by the increase in inventories of approximately $1,166,000 which were funded mainly by the Company's net income of approximately $424,000 and an increase in accounts payable and other current liabilities including customer deposits of approximately $772,000. The Company's investing activities utilized cash of approximately $338,000 of which approximately $238,000 was used to repay a portion of the loan to the principal stockholder and approximately $98,000 was invested in marketable securities. The Company's financing activities provided approximately $291,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $3,921,000 off set by repayments of mortgages and notes payable of approximately $3,630,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects.


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


        Signature                           Title                                      Date
        ---------                           -----                                      ----
        /s/ Ronald Mustari                  President, Chief Executive Officer         January 15, 2002
        ----------------------------        and Director
        Ronald Mustari

        /s/ Joanne Mustari                  Treasurer and Chief Financial Officer      January 15, 2002
        ----------------------------
        Joanne Mustari

        /s/ Gerald H. Gould                 Director                                   January 15, 2002
        ----------------------------
        Gerald H. Gould

        /s/ Robert E. Messick               Director                                   January 15, 2002
        ----------------------------
        Robert E. Messick

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



Alex Chaplan & Associates

Calabasas, CA
November 22, 2000

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 2001


                                     ASSETS


Cash and cash equivalents                                                $   950,005
Inventories                                                                7,296,662
Property and equipment, net                                                  447,860
Other assets                                                                  57,984
                                                                         -----------
         Total                                                           $ 8,752,511
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgages and notes payable                                          $ 4,536,488
    Accounts payable and accrued expenses                                  1,246,829
    Customer deposits and advances                                         1,469,511
    Income taxes payable                                                     430,000
    Deferred tax liabilities                                                  72,936
                                                                         -----------
         Total liabilities                                                 7,755,764
                                                                         -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.10 par value; 100,000,000 shares authorized;
       2,061,946 shares issued and outstanding                               206,195
    Common stock, $.10 par value; 500,000,000 shares authorized;
       8,951,500 shares issued and outstanding                               895,150
    Additional paid-in capital                                              (151,572)
    Retained earnings                                                         46,974
                                                                         -----------
         Total stockholders' equity                                          996,747
                                                                         -----------
         Total                                                           $ 8,752,511
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
                                               ===========      ===========


See Notes to Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DEFICIENCY) -- RESTATED

                      YEARS ENDED MARCH 31, 2001 AND 2000



                                                                                                          Retained
                                      Preferred Stock               Common Stock           Additional     Earnings
                                 ------------------------      ------------------------     Paid-in     (Accumulated
                                   Shares        Amount         Shares        Amount       Capital        Deficit)        Total
                                 ----------    ----------      ---------    -----------   -----------    -----------    -----------
Balance April 1, 1999                                          5,108,433    $   510,843   $  (137,902)   $  (416,114)   $   (43,173)

Distribution to the principal
    stockholder                                                                            (1,319,196)                   (1,319,196)
Capital contribution to
    facilitate purchase
    of four entities                                                                          431,151                       431,151

Common stock issued
    in reverse acqui-
    sition                                                     3,837,567        383,757       345,381                       729,138

Forgiveness of stock-
    holder interest                                                                            72,863                        72,863

Net income                                                                                                    38,697         38,697
                                                              ----------    -----------   -----------    -----------    -----------
Balance, March 31, 2000                                        8,946,000        894,600      (607,703)      (377,417)       (90,520)

Issuance of common stock
    as payment for com-
    pensation                                                      5,500            550           440                           990

Forgiveness of stockholder
    interest                                                                                   43,301                        43,301

Preferred stock issued in
    exchange for for-
    giveness of note
    payable - stockholder         2,061,946    $   206,195                                    412,390                       618,585

Net income                                                                                                   424,391        424,391
                                 ----------    -----------    ----------    -----------   -----------    -----------    -----------
Balance, March 31, 2001           2,061,946    $   206,195     8,951,500    $   895,150   $  (151,572)   $    46,974    $   996,747
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
                                                                     ===========       ===========



Supplemental disclosure of noncash investing and financing activities: During
    2000, the Company declared a distribution and acquired property and equipment, in part, with stockholder loans of $1,319,196 and $36,875 of long-term debt, respectively.


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


            Reclassifications and Restatements:

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
                                                                 ==========

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property and equipment:

            Property and equipment consist of the following at March 31, 2001:


               Land - office building, Sarasota, Florida           $ 68,097
               Building                                             269,551
               Furniture and fixtures                                 1,744
               Equipment                                             59,735
               Vehicles                                             109,672
                                                                   --------
                                                                    508,799
               Less accumulated depreciation                         60,939
                                                                   --------
                        Total                                      $447,860
                                                                   ========


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