Form 10QSB/A
period 2001-06-30
WHITEHALL LTD INC
filed 2002-01-30
CIK 839848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 2 to
                                 FORM 10-QSB/A


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

LIQUIDITY AND CAPITAL RESOURCES:


As of June 30, 2001, the Company had net assets of approximately $1,283,000 including cash and cash equivalents of approximately $949,000. During the three months ended June 30, 2001, the Company's cash position decreased by approximately $1,000. Its operating activities utilized approximately $1,610,000 of cash. This was caused primarily by an increase in inventories of approximately $2,016,000. This increase was funded mainly by the Company's net income of approximately $247,000, a net increase in customer deposits of approximately $78,000 and the Company's financing activities. The Company's financing activities provided approximately $1,609,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $4,029,000 net of repayments of approximately $2,420,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects.

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


                                              Whitehall Limited, Inc.

January 15, 2002                              /s/ Ronald Mustari
                                              ----------------------------------
                                                  Ronald Mustari, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



January 15, 2002                              /s/ Joanne Mustari
                                              ----------------------------------
                                                  Joanne Mustari, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED
  JUNE 30, 2001 AND 2000 (UNAUDITED)                                      F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)          F-5


                                     * * *

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEET - RESTATED
                                  JUNE 30, 2001
                                   (UNAUDITED)


                                     ASSETS


     Cash and cash equivalents                                   $   948,627
     Inventories                                                   9,312,826
     Property and equipment, net                                     439,140
     Other assets                                                     48,825
                                                                 -----------
                Total                                            $10,749,418
                                                                 ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
          Mortgages and notes payable                            $ 6,145,299
          Accounts payable and accrued expenses                    1,123,663
          Customer deposits and advances                           1,547,408
          Income taxes payable                                       604,100
          Deferred tax liabilities                                    45,936
                                                                 -----------
                Total liabilities                                  9,466,406
                                                                 -----------

     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.10 par value; 100,000,000 shares
         authorized; 2,061,946 shares issued and outstanding         206,195
       Common stock, $.10 par value; 500,000,000 shares
         authorized; 9,167,920 shares issued and outstanding         916,792
       Additional paid-in capital                                   (134,258)
       Retained earnings                                             294,283
                                                                 -----------
                Total stockholders' equity                         1,283,012
                                                                 -----------
                Total                                            $10,749,418
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