Form 10QSB
period 2001-12-31
WHITEHALL LTD INC
filed 2002-02-12
CIK 839848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________ to ________________.

                         Commission file number: 0-29027

                             Whitehall Limited, Inc.

        (Exact name of small business issuer as specified in its charter)

            Florida                                       84-1092599
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

     Results of operations for the nine and three months ended December 31, 2001 as compared to the nine and three months ended December 31, 2000:

The Company is presently engaged in the development of the following projects:


                                    Estimated     Number of           Units closed                Units closed
                                     Average        Units              Nine months                Three months
                        Total        Selling       To close              Ended                        Ended
                      Number of       Price          As of      ------------------------    ------------------------
     Project            Units        Per Unit     12/31/2001    12/31/2001    12/31/2000    12/31/2001    12/31/2000
------------------    ---------     ----------    ----------    ----------    ----------    ----------    ----------
Avalon at
   The Villages
   Of Palm Aire          114         $186,000            18            21            37             3            11
Bermuda Club              30          200,000             1             3             5             2             3
Heron Creek Golf
   Country Club          112          250,000            45            18             3             7             3
Lake Jovita               60          240,000            58             1                           1
Calumet Reserve           54          195,000            16             1
Moorings Lakewood        136          326,000           136
Off Site                                                                              2
                                                   --------      --------      --------      --------      --------

     Total                                              274            44            47            13            17
                                                   ========      ========      ========      ========      ========

Results of Operations

        The following table sets forth operating data as a percentage of revenue:

                                        Nine months ended          Three months ended
                                           December 31,               December 31,
                                       --------------------       --------------------
                                        2001          2000         2001          2000
                                       ------        ------       ------        ------
Revenues:
    Home and lot sales                  100%           98%         100%           98%
    Other                                               2%                         2%
                                       ----          ----         ----          ----
           Total                        100%          100%         100%          100%
                                       ----          ----         ----          ----

Costs and expenses:
    Cost of sales                        82%           75%          90%           71%
    Selling                               9%            6%          10%            6%
    General and administrative            9%            9%           9%            8%
    Interest                              1%            3%           1%            3%
                                       ----          ----         ----          ----

           Total                        101%           93%         110%           88%
                                       ----          ----         ----          ----

Income (loss) before income taxes        (1)%           7%         (10%)          12%
                                       ----          ----         ----          ----

Revenues:

        Home and Lot Sales:

               The Company's Home and Lot sales increased by approximately $1,095,000 to approximately $10,428,000 for the nine months ended December 31, 2001 as compared to approximately $9,333,000 for the nine months ended December 31, 2000. The Company's Home and Lot sales decreased by approximately $449,000 to approximately $2,977,000 for the three months ended December 31, 2001 as compared to approximately $3,426,000 for the three months ended December 31, 2000. Although the number of units closed during both the nine and three months ended December 31, 2001 was less than the comparable prior period, the Company was still able to take advantage of the strong real estate markets. It was able to increase the average base sales price per unit, as well as sell an increased number of options. As a result of the aforementioned, the average unit sales price on the 44 units closed during the nine months ended December 31, 2001 was approximately $237,000 as compared to approximately $199,000 for the 47 units closed during the nine months ended December 31, 2000. Although the average selling price increased, the Company closed four less units in the quarter ending December 31, 2001 as compared to the quarter ending December 31, 2000, thereby accounting for the reductions in home and lot sales.

         Other Revenue:

               Other revenue consists of Management fee, interest, real estate commissions and sundry income. During the nine and three months ended December 31, 2001, other revenue was approximately $32,000 and $8,000, respectively, as compared to approximately $195,000 and $85,000 for the nine and three months ended December 31, 2000. The primary reason for the decrease is that the Company earned management fees and real estate commissions during the nine months ended December 31, 2000 on projects that were completed during the year ended March 31, 2001.

Costs and expenses:

        Cost of sales:

               Cost of sales increased by approximately $1,486,000 to approximately $8,646,000 for the nine months ended December 31, 2001 as compared to approximately $7,160,000 for the nine months ended December 31, 2000. Cost of sales also increased by approximately $197,000 for the three months ended December 31, 2001 to approximately $2,691,000 from approximately $2,494,000 for the three months ended December 31, 2000. The cost as a percent of sales approximated 83% and 90% for the nine and three months ended December 31, 2001, respectively, as compared to 75% and 71% for the nine and three months ended December 31, 2000, respectively. The increase in the cost of sales can be attributed to the following:

               (1) During 2001, the Company closed significantly more units in the Heron Creek project. The cost associated with the land in the Heron Creek project is greater than other projects. The reason for this is because when the Company bought out its former partner in this project, the former partner was paid an amount exceeding book value. This excess value was allocated to the land in the project, thereby increasing the cost of the land.

               (2) During 2001, the Company was developing larger projects and began to incur construction delays, thereby increasing the carrying cost of the units they closed. The Company has added additional project superintendents to circumvent these delays in the future.

               (3) Finally, the Company's vendors increased their costs at a higher rate than what the Company could pass through to its customers.

        Selling, general and administrative:

               Selling, general and administrative increased by approximately $398,000 to approximately $1,821,000 for the nine months ended December 31, 2001 as compared to approximately $1,423,000 for the nine months ended December 31, 2000. Selling, general and administrative increased by approximately $65,000 to approximately $559,000 for the three months ended December 31, 2001 as compared to approximately $494,000 for the three months ended December 31, 2000. Selling, general and administrative costs as a percent of sales were 18% for nine months ended December 31, 2001 as compared to 15% for nine months ended December 31, 2000. The primary reason for this increase is that the Company incurred increased selling expenses as a result of commissions owed on sales and promotion of new projects being offered.

        Interest:

               Interest decreased for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 by approximately $159,000. Although the total debt outstanding has increased for the period, when compared to that of the prior year, a larger amount of the debt for the current period relates to projects under development. As a result, more of the interest expense for the period is capitalized as opposed to expensed. In addition, interest expense included shareholder interest of approximately $69,000 for the nine months ended December 31, 2000 on a loan that was repaid.

        As a result of the aforementioned, the Company's net income (loss) was approximately $(43,000) (less than $(.01) per share) and $429,000 ($.05 per share) for the nine months ended December 31, 2001 and 2000, respectively, and $(163,000) ($(.01) per share) and $269,000 ($(.03) per share) for the three months ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources:

As of December 31, 2001, the Company had net assets of approximately $995,000 including cash and cash equivalents of approximately $690,000. During the nine months ended December 31, 2001, the Company's cash position decreased by approximately $260,000. Its operating activities utilized approximately $9,142,000 of cash. This was primarily caused by an increase in inventories of approximately $9,984,000, which were funded in part by an increase in customer deposits of approximately $891,000. The balance of the increase arose from the Company's financing activities. The Company's financing activities provided approximately $6,416,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $12,245,000 off set by repayments of approximately $5,829,000. The Company's principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 2001, the Company received capital contributions of approximately $2,500,000 from the Company's Joint Venture Partner in the Moorings at Lakewood Ranch Project.

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

                                        Whitehall Limited, Inc.

February 11, 2002                       /s/   Ronald Mustari
                                        ----------------------------------------
                                        Ronald Mustari, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


February 11, 2002                       /s/   Judy Zeman
                                        ----------------------------------------
                                        Judy Zeman,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES



                                    I N D E X


                                                                           PAGE
                                                                           ----
CONDENSED CONSOLIDATED BALANCE SHEET
    DECEMBER 31, 2001 (UNAUDITED)                                            F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    NINE AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
    (UNAUDITED)                                                              F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)                 F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                                F-5/6



                                      * * *

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)



                                     ASSETS

Cash and cash equivalents                                                $    689,532
Inventories                                                                17,281,156
Property and equipment, net                                                   449,843
Other assets                                                                  146,193
                                                                         ------------

         Total                                                           $ 18,566,724
                                                                         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages and notes payable                                          $ 10,951,739
    Accounts payable and accrued expenses                                   1,340,183
    Customer deposits and advances                                          2,360,034
    Income taxes payable                                                      426,270
    Deferred tax liabilities                                                    9,936
                                                                         ------------
         Total liabilities                                                 15,088,162
                                                                         ------------

Interest of joint venture partner                                           2,483,302
                                                                         ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.10 par value; 100,000,000 shares authorized;
       2,061,946 shares issued and outstanding                                206,195
    Common stock, $.10 par value; 500,000,000 shares authorized;
       9,179,420 shares issued and outstanding                                917,942
    Additional paid-in capital                                               (133,338)
    Retained earnings                                                           4,461
                                                                         ------------
         Total stockholders' equity                                           995,260
                                                                         ------------

         Total                                                           $ 18,566,724
                                                                         ============


See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                 Nine Months Ended                    Three Months Ended
                                                     December 31,                        December 31,
                                           -------------------------------      -------------------------------
                                               2001               2000              2001               2000
                                           ------------       ------------      ------------       ------------
Revenue:
    Home and lot sales                     $ 10,427,523       $  9,333,036      $  2,977,248       $  3,425,759
    Other                                        32,467            194,601             7,700             85,288
                                           ------------       ------------      ------------       ------------
       Totals                                10,459,990          9,527,637         2,984,948          3,511,047
                                           ------------       ------------      ------------       ------------

Costs and expenses:
    Cost of sales                             8,645,702          7,159,543         2,690,559          2,493,607
    Selling                                     915,072            525,887           293,204            210,537
    General and administrative                  905,914            896,773           266,223            283,511
    Interest                                     92,113            251,027            24,019             92,507
                                           ------------       ------------      ------------       ------------
       Totals                                10,558,801          8,833,230         3,274,005          3,080,162
                                           ------------       ------------      ------------       ------------

Income (loss) before income taxes and
    interest of joint venture partner           (98,811)           694,407          (289,057)           430,885

Provision for income taxes                      (39,600)           265,820          (109,400)           161,599
                                           ------------       ------------      ------------       ------------

Income (loss) before interest of
    joint venture partner                       (59,211)           428,587          (179,657)           269,286

Loss applicable to interest of joint
    venture partner                              16,698                               16,698
                                           ------------       ------------      ------------       ------------

Net income (loss)                          $    (42,513)      $    428,587      $   (162,959)      $    269,286
                                           ============       ============      ============       ============

Basic earnings (loss) per share            $         --       $        .05      $       (.01)      $        .03
                                           ============       ============      ============       ============

Basic weighted average shares
    outstanding                              11,235,699          8,946,000        11,241,366          8,946,000
                                           ============       ============      ============       ============


See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                        2001               2000
                                                                     ------------       ------------
Operating activities:
    Net income (loss)                                                $    (42,513)      $    428,587
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Depreciation                                                        31,244             29,987
       Deferred income taxes                                              (63,000)
       Cost of services paid through issuance of common stock              41,026
       Loss applicable to interest of joint venture partner               (16,698)
       Forgiveness of stockholders' interest                                                  69,384
       Changes in operating assets and liabilities:
         Inventories                                                   (9,984,494)        (2,099,151)
         Due from affiliates                                                                 (40,954)
         Other assets                                                     (88,209)            24,800
         Accounts payable and accrued expenses                             93,354            (57,323)
         Customer deposits and advances                                   890,523            724,477
         Income taxes payable                                              (3,730)           265,820
                                                                     ------------       ------------
            Net cash used in operating activities                      (9,142,497)          (654,373)
                                                                     ------------       ------------

Investing activities:
    Capital contributed from joint venture partner                      2,500,000
    Purchase of property and equipment                                    (33,227)           (18,542)
    Investments                                                                              (97,464)
    Stockholders' loans                                                                     (150,291)
                                                                     ------------       ------------
            Net cash provided by (used in) investing activities         2,466,773           (266,297)
                                                                     ------------       ------------

Financing activities:
    Proceeds from mortgages and notes payable                          12,244,581          2,716,731
    Repayments of mortgages and notes payable                          (5,829,330)        (1,753,900)
                                                                     ------------       ------------
            Net cash provided by financing activities                   6,415,251            962,831
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                     (260,473)            42,161

Cash and cash equivalents, beginning of period                            950,005            675,299
                                                                     ------------       ------------

Cash and cash equivalents, end of period                             $    689,532       $    717,460
                                                                     ============       ============

Supplemental disclosure of cash flow data:
    Interest paid, net of amount capitalized                         $     92,113       $    251,027
                                                                     ============       ============


See Notes to Condensed Consolidated Financial Statements.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the "Company") as of December 31, 2001, and its results of operations for the nine and three months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB/A (the "Form 10-KSB/A") for the year ended from March 31, 2001 that was previously filed with the SEC.

            The results of the Company's operations for the nine and three months ended December 31, 2001 are not necessarily indicative of the results of operations to be achieved for the full year ending March 31, 2002.

            Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

Note 2 - Earnings (loss) per common share:

            The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended December 31, 2001 and 2000 because (1) in 2001 there were no dilutive securities outstanding and (2) in 2000 there were no additional shares derived from the assumed conversion of the then outstanding note payable - stockholder at fair value and the application of the treasury stock method.

                    WHITEHALL LIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3 - Joint venture:

             The Company entered into a Limited Partnership Agreement (the "Agreement") for the purpose of developing and selling a 136 single-family condominium development. The Agreement requires the Company to contribute to the joint venture $1 and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2001, the Company's joint venture partner contributed $2,500,000 to the joint venture. The Company's joint venture partner will be the limited partner and in return will receive a preferred profit distribution up to a maximum return on its investment of $2,500,000.

             As a result of the aforementioned agreement, the Company was able to obtain an additional line of credit in the amount of $6,500,000 that was utilized to fund the initial development costs of the joint venture project.


Note 4 - Subsequent event:

             On January 14, 2002, the Company's Board of Directors approved the principal stockholder's request to convert his 2,061,946 shares of preferred stock into 4,123,892 shares of common stock.



                                      * * *