Form 10KSB
period 2002-03-31
WHITEHALL LTD INC
filed 2002-07-01
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2002

WHITEHALL LIMITED, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

COMMISSION FILE NUMBER 0-29027

FLORIDA	84-1092599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 COCOANUT AVENUE, SARASOTA, FLORIDA	34236

(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number (941) 954-1181

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $14,834,936 for fiscal year ended March 31, 2002.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,308,312 shares of common stock as of March 31, 2002.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND. Whitehall Limited, Inc. (the “Company”) is a corporation which has been domesticated and presently exists under Florida law. Effective June 24, 1999, the Company acquired Whitehall Quality Homes, Inc., a Florida corporation (formerly known as Whitehall Homes II, Inc. and referred to herein as “Whitehall”), which is now a wholly owned subsidiary of the Company. Whitehall is a residential home builder located in Sarasota, Florida. The Company, formerly known as Cambridge Universal Corporation, was originally incorporated in Colorado in 1988. After an initial public offering in 1988, it did not conduct any significant business operations and had minimal or no assets. Prior to its acquisition of Whitehall, the Company was what is commonly referred to as a “blank check” company because its business objective was to effect an exchange of capital stock or other business combination with an operating business. References herein to the Company or Whitehall shall mean Whitehall Limited, Inc. and Whitehall Quality Homes, Inc. collectively unless the context otherwise requires or as otherwise noted.

     The Company’s principal executive office is located at 290 Cocoanut Avenue, Sarasota, Florida 34236 and its telephone number is (941) 954-1181.

     THE COMPANY’S BUSINESS. The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company usually range in size from 1,400 to 3,500 square feet and have purchase prices ranging from $185,000 to $550,000. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the west coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities. At March 31, 2002, the Company had approximately $12,143,000 invested in land and development costs and approximately $6,711,000 invested in homes under construction and furnished models.

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

					NUMBER OF
		NUMBER	ESTIMATED	NUMBER OF	CONTRACTORS
		OF BUILD-	AVERAGE	DWELLING	IN DEVEL-	ESTIMATED
		ING LOTS	SELLING	UNITS SOLD/	OPMENT IN	TIME OF
	STATUS OF	AVAIL-	PRICE PER	NUMBER OF	ADDITION	DEVELOP-
	INFRASTRUCTURE	ABLE TO	DWELLING	UNITS UNDER	TO THE	MENT
IDENTITY OF DEVELOPMENT	DEVELOPMENT	REGISTRANT	UNIT	CONSTRUCTION	REGISTRANT	BUILD-OUT

AVALON AT THE VILLAGES OF PALM AIRE	COMPLETE	114	$186,000	78/36	4	4 MONTHS
BERMUDA CLUB	COMPLETE	10	200,000	3/0	0	4 MONTHS
BALEARES AT WATERCHASE	COMPLETE	25	225,000	0/3	5	36 MONTHS
HERON CREEK GOLF & COUNTRY CLUB	COMPLETE	112	250,000	33/21	3	39 MONTHS
LAKE JOVITA	COMPLETE	60	240,000	3/8	0	30 MONTHS
MOORINGS LAKEWOOD	INCOMPLETE	132	550,000	0/0	0	48 MONTHS
CALUMET RESERVE	COMPLETE	54	275,000	2/9	0	30 MONTHS

     CONSTRUCTION. The Company’s home designs are prepared by architects to appeal to local tastes and preferences of the community. Optional interior and exterior features also are offered by Whitehall to enhance the basic home design and to promote the custom aspect of the Company’s sales efforts.

     Subcontractors perform most of the Company’s construction work. The Company’s construction supervisors monitor the construction of each home, participate in material design and building decisions, coordinate the activities of subcontractors and suppliers, subject the work of subcontractors to quality and cost controls and monitor compliance with zoning and building codes. Subcontractors typically are retained for a specific subdivision pursuant to a contract that obligates the subcontractor to complete construction at a fixed price. Agreements with the Company’s subcontractors and suppliers are negotiated for each subdivision.

     Construction time for the Company’s homes depend on the weather, availability of labor, materials and supplies, and permits. The Company typically completes the construction of a home within six months from the issuing of permits.

     The Company does not maintain significant inventories of construction materials, except for work in process materials for homes under construction. Typically, the construction materials used in operations are readily available from numerous sources. The Company does not have any long-term contracts with suppliers of its building materials. Since its inception, the Company has not experienced any significant delays in construction due to shortage of materials or labor

     MARKETING. The Company generally offers five to ten home designs that it believes will appeal to local homebuyers at each of its subdivisions, but is prepared to offer additional building plans and options that may be more suitable or desirable to homebuyers. While most design modifications are significant to homebuyers, such changes typically involve relatively minor adjustments including, among other things, modifying the interior or exterior dimensions of the home and changing exterior materials. Such changes generally improve the Company’s gross margins. The Company believes that its ability to cater to the design tastes and desires of the prospective homebuyer at competitive prices, even at the entry-level, distinguishes it from many of its competitors.

     The Company advertises in local newspapers, magazines, and television. The Company also utilizes the power of the Internet, alliances with mortgage companies, and utility publications, brochures, newsletters and billboards. To control advertising costs, the Company attempts to operate in subdivisions in conspicuous locations that permit it to take advantage of local traffic patterns. The Company also believes that model homes, furnished by award winning interior designers, play a significant role in its marketing efforts. Consequently, the Company expends significant efforts in creating an attractive atmosphere in its model homes.

     The Company markets its homes through commissioned employees and independent real estate brokers. Home sales are typically conducted from sales offices located in furnished model homes located within each development. Company sales representatives and consultants assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Management believes that the Company’s commissioned employees are adequately trained in terms of their sales capability and it is the policy of the Company to keep such persons informed as to the availability of financing, construction schedules and future marketing and advertising plans.

     In addition to using model homes, Whitehall typically builds a limited number of speculative homes in each development in order to enhance its marketing and sales activities. Construction of these speculative homes is also considered necessary to satisfy the requirement of relocated personnel and independent brokers who often represent home buyers requiring a completed residential unit within 60 days or less. A majority of these speculative homes are sold before construction is completed or immediately following completion. The number of speculative homes built is influenced by local market factors such as new employment opportunities, significant job relocations, growing housing demand and the length of time the Company has built in the market.

     Sales of Company homes generally are made pursuant to a standard sales contract which requires a down payment of approximately 10% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its sale backlog upon execution of the sales contract and receipt of the initial down payment. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately six months from issue of permits.

     CUSTOMER SERVICE AND QUALITY CONTROL. The Company is responsible for pre-closing quality control inspections and responding to customer’s post-closing needs. The Company believes that prompt and courteous response to homebuyer’s needs during and after construction reduces post-closing repair costs, enhances it’s reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. The Company provides its homebuyers with a warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide warranties of workmanship and generally are prepared to respond to the Company and homeowners promptly upon request. The Company supplements it one-year warranty by purchasing a ten-year limited warranty from a third party, Homeowners Warranty Company, to cover its potential warranty obligations.

     CUSTOMER FINANCING. The Company works with a variety of mortgage lenders who make available to homebuyers a range of conventional mortgage financing as well as FHA and VA programs. By making information about these programs available to prospective homebuyers and maintaining a relationship with such mortgage lenders, the Company is able to coordinate and expedite the entire sales transaction by ensuring that mortgage commitments are received and that closings take place on a timely and efficient basis.

     REGULATION AND ENVIRONMENTAL MATTERS. The housing industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state, and local laws and regulations including zoning and density requirements, building, environmental, advertising and consumer credit rules and regulations, as well as other rules and regulations in connection with its homebuilding and sales activities. These include requirements as to building materials to be used, building designs and minimum elevation of properties. The Company’s homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by Fannie Mae and Freddie Mac, respectively, are subject to inspection as well.

     The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site’s location, environmental condition, and present and former uses. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

     PROPERTY ACQUISITIONS. The Company continually inspects and determines the relative feasibility of real estate parcels for future residential development projects in its operating area which is the Southwest Florida Gulf Coast from Tampa to Naples. Real estate properties possibly suitable for development which are not located in such area will also be investigated. Generally, the Company endeavors to acquire developed building lots after all zoning and other governmental entitlements and approvals have been obtained. In such acquisition activities, the Company has and will continue to utilized lot options and similar contracts to secure developed lots. Substantially all real estate purchased by the Company will involve those properties which have obtained all necessary permits and entitlements and comply with all regulatory factors, so that the Company can immediately begin development and home construction. The Company attempts to limit its acquisitions to tracts of entitled land that will yield fewer than 1,600 lots when developed and, where possible, obtains options to acquire adjacent parcels for later development. By limiting its acquisition and development activities to modular parcels of land, the Company believes that it reduces the financial and market risks associated with holding land during the development period. Additionally, the Company will purchase land and engage in land development activities wherein lots will be sold to other custom homebuilders.

     The Company also seeks to limit its exposure to real estate inventory risks by: (1) generally commencing construction of homes under contract only after receipt of a satisfactory down payment and, where applicable, the buyer’s receipt of mortgage approval; (2) limiting the number of speculative homes (homes started without an executed sales contract) built in each subdivision; and (3) closely monitoring local market and demographic trends, housing preferences and related economic developments, such as new job opportunities, local growth initiatives and personal income trends.

     COMPETITION. The residential development and construction industry is highly competitive throughout the United States and particularly in the Company’s geographic market area which is located primarily in Southwest Florida from Tampa to Naples. In times of strong demand for residential building lots, entities such as the Company are inclined to initiate a number of developments and the construction of residential units at substantially the same time, thereby potentially creating an oversupply of available residential units. When demand for such residential units slackens, downward pressure with respect to the pricing of inventory units usually occurs or the acquisition on a pre-construction basis of residential units by home buyers decreases significantly. Factors which will affect the relative competitive position of the Company including, without limitation, its project development activities, residential unit construction and the marketing thereof, including the location of the Company’s available residential units and the project in which they are located, the presence of competing entities in the Company’s areas of operations and the relative level of consumer acceptance of the Company’s residential units from an aesthetic, pricing and availability standpoint. The ultimate pricing of the residential unit and the related lot will also be a competitive factor. The Company believes that it is in competition with development and construction entities which have substantially greater financial, managerial and other resources than those presently available to the Company. The Company estimates that there are approximately 12 major residential dwelling unit home contractors operating in the area of Florida in which the Company operates. Of the 12 contractors, five have been identified as direct competitors. All five direct competitors offer a full range of home design options and are recognized and established within the Southwest Florida Gulf Coast from Tampa to Naples market. No assurance can be given that the Company will effectively meet competition on a continuing basis.

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

     In the home construction and sales component of the industry, there are four major activities: building custom homes, building production homes, building townhomes, condominiums and apartments, and remodeling. The Company concentrates its residential construction activities on the construction of single family custom homes in the medium price range. The Company’s geographic area of operation is estimated to contain approximately 12 major developers and residential unit contractors, some of whom conduct nationwide operations and engage in the building of production homes. The Company’s management believes that within the Company’s area of operations, the Company ranks among the top ten of such developers. Management’s estimate is based upon a publication known as The Construction Guide which publishes on a monthly basis statistical data relating to the number of residential unit “construction starts” occurring in any particular month and which is cumulated on a year-to-date basis. It should be noted, however, that the range of construction starts varies widely and a number of home builders have monthly construction starts significantly in excess of those of the Company.

     EMPLOYEES. As of March 31, 2002, the Company had 26 employees, all of which are full time.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company’s principal executive office is located at 290 Cocoanut Avenue, Sarasota, Florida 34236 in a 3,192 square foot office building owned by the Company. The building, and an attached 1,961 square foot building owned by the Company, is subject to a mortgage requiring monthly payments of $3,534. Management believes that the building is adequate for its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any material legal proceedings and, to the Company’s knowledge, there is presently no basis for any such proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no trading market for the Company’s Common Stock since the Company’s acquisition of Whitehall in June, 1999.

     As of March 31, 2002, there were approximately 407 shareholders of record of the Company’s Common Stock.

     The Company has never paid any cash dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock. Payment of future cash dividends will be determined by the Company’s Board of Directors based upon conditions then existing, including the Company’s financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, the Company’s future credit arrangements may restrict the payment of dividends.

     Any market transactions involving the Common Stock of the Company are expected to occur in the over-the-counter market on the OTC Bulletin Board. Accordingly, the Company’s Common Stock may be classified as a designated security pursuant to the rules of the Securities and Exchange Commission. A designated security is sometimes referred to as a “penny stock”. If such occurs, broker-dealers effecting transactions in the Company’s Common Stock will be subject to the requirements of Commission Rules 15g-1 through 15g-9 which have been adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such rules require that any broker-dealer effecting transactions in a penny stock accomplish and satisfy special sales practices which include a requirement that such broker-dealers make a written suitability determination with respect to each anticipated purchaser of a penny stock and that such broker-dealer receive the written consent of such purchaser prior to the occurrence of the purchase transaction. Additionally, provisions of the Exchange Act applicable to transactions involving “penny stocks” also require that a broker-dealer participating in any such transactions deliver a risk disclosure document which sets forth certain risks attributable to all transactions in penny stocks. Such risk disclosure document must be delivered by the participating broker-dealer prior to any transaction involving a penny stock. Participating broker-dealers must also provide the penny stock customer with current bid and offer quotations for the penny stock which is the subject of the anticipated transaction, the compensation to be realized by the broker-dealer and its associated persons as a result of the consummation of such transactions, and the monthly statements provided to the penny stock purchaser must reflect the current market value of each penny stock held in the penny stock customer’s account maintained with such broker-dealer.

     The additional burdens imposed upon broker-dealers by such requirements relating to penny stocks could discourage them from effecting transactions in the Company’s Common Stock which would severely limit and restrict any market liquidity attributable to the Company’s Common Stock and the ability of purchasers thereof to sell shares in any market.

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

     On or about June 15, 1999, the Company issued 1,000,000 shares of its Common Stock to Andrews and Associates, Inc. and its shareholders (Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr.), 150,000 shares to Seymour Cassel and 100,000 shares to each of Charles Broun and Robert Ground as payment of fees for consulting and other services rendered in connection with the Company’s acquisition of Whitehall. The Company placed a value of $.19 on each share issued. The issuance of such securities was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

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

     On or about July 1, 1999, the Company issued 57,500 shares of Common Stock to 13 employees of the Company; 13,000 shares of Common Stock to 63 subcontractors of the Company who had previously provided services and /or materials to the Company; and 50,400 shares of Common Stock to 154 homeowners who had previously purchased homes from the Company and its predecessors. The Company did not receive any consideration for such shares, which the Company valued at $.19 per share. At the time such shares were issued, the Company was advised that the shares issued to the Company’s employees and subcontractors would constitute restricted securities subject to applicable holding periods as imposed by SEC Rule 144, and that the shares issued to the homeowners would be unrestricted in the light of the position taken by the staff of the Securities and Exchange Commission in Shaklee Corp. that the small number of shares involved in the circumstances attendant to Shaklee Corp., among other considerations, reduced the likelihood of violations of the registration provisions of the Act. The Company believed that such was and is the case with respect to the issuance of 50,400 shares to the homeowners.

     During the year ended March 31, 2002 and 2001 the Company issued 16,500 and 5,500 shares of Common Stock, respectively, to certain of its employees under its Employee Stock Bonus Plan as a bonus. The Company placed a value of $.18 per share on each share issued.

     On March 29, 2001, the Board of Directors authorized the issuance of 2,061,946 shares of convertible Preferred Stock to Ronald and Joanne Mustari in exchange for cancellation of the Company’s remaining obligation to them in the amount of $618,585. The Company placed a value of $.30 per share on each share issued. The issuance of such shares was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

     On January 14, 2002, Mr. and Mrs. Mustari converted all of their 2,061,946 shares of convertible preferred stock into 4,123,892 shares of Common Stock. The issuance of such shares was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

     During the year ended March 31, 2002 the Company issued 216,420 shares of Common Stock to consultants as payment for services. The Company placed a value of $.18 per share on each share issued. The issuance of such shares was exempt from registration under the Act pursuant to Section 4(2) thereof and/or Regulation D.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Form 10-KSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in “Management’s Discussion and Analysis or Plan of Operation.” Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the Company’s other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

Overview:

     The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,400 to 3,500 square feet and have purchase prices ranging from $185,000 to $550,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Critical Accounting Policies:

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition:

     Income from sales is recorded when title to the property is conveyed to the buyer subject to the buyer’s financial commitment being sufficient to provide economic substance to the transaction.

Results of operations for the year ended March 31, 2002 as compared to the year ended March 31, 2001:

     The Company is presently engaged in the development of the following projects:

		Estimated	Number of
		Average	Units	Units Closed
	Total	Selling	To Close	Years Ended
	Number of	Price	As of
Project	Units	Per Unit	3/31/02	3/31/02	3/31/01

Avalon at The Villages of Palm Aire	114	186,000	4	36	50
Baleares at Waterchase	25	225,000	3	0	0
Bermuda Club	10	200,000	1	3	6
Calumet Reserve at Lely Resort	54	275,000	52	2	0
Govenor’s Green Heron Creek Golf & Country Club	112	250,000	26	23	10
Lake Jovita	60	240,000	56	3	1
The Moorings at Lakewood Ranch	136	550,000	132	0	0
Off Site			2	0	2

			276	67	69

Results of Operations

The following table sets forth operating data as a percentage of revenue:

	Year ended
	March 31

	2002	2001

Revenues:
Home and lot sales	100%	98%
Other	0%	2%

Totals	100%	100%

Costs and Expenses:
Cost of sales	81%	79%
Selling	9%	8%
General and administrative	8%	6%
Interest	1%	2%

Totals	99%	95%

Operating income	1%	5%

Revenues:

Home and Lot Sales:

     The Company’s Home and Lot sales increased by approximately $562,000 to approximately $14,797,000 for the year ended March 31, 2002 as compared to approximately $14,235,000 for the year ended March 31, 2001. Although the number of units closed during the year ended March 31, 2002 was less than that of the prior year, the Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as sell an increased number of options per unit. In addition, the Company continued certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price on the 67 units closed during the year ended March 31, 2002 was approximately $221,000 as compared to approximately $206,000 for the 69 units closed during the year ended March 31, 2001. Although the average selling price increased, the Company closed two less units in the year ended March 31, 2002 as compared to the year ended March 31, 2001.

Other Revenue:

     Other revenue consists of Management fee, interest, real estate commissions and sundry income. During the years ended March 31, 2002 and 2001, other revenue was approximately $37,000 and $222,000, respectively. The primary reason for the decrease is that the Company earned approximately $57,000 and $52,000 of management fees and real estate commissions, respectively, during the year ended March 31, 2001 on projects that were completed during the year ended March 31, 2001. During the years ended March 31 2002 the Company earned approximately $24,000 and $14,000 of interest income and sundry income respectively as compared to $69,000 and $44,000 for the year ended March 31, 2001. The decrease in interest income can be attributed to a decrease in the average cash balances for the year ended March 31, 2002 when compared to that of the prior year.

Costs and expenses:

Cost of sales:

     Cost of sales increased by approximately $604,000 to approximately $12,031,000 for the year ended March 31, 2002 as compared to approximately $11,427,000 for the year ended March 31, 2001. The cost as a percent of sales approximated 81% and 80% for the years ended March 31, 2002 and 2001 respectively. The increase in the cost of sales can be attributed to the following:

     (1)  During 2002, the Company closed significantly more units in the Heron Creek project. The cost associated with the land in the Heron Creek project is greater than other projects. The reason for this is because when the Company bought out its former partner in this project, the former partner was paid an amount exceeding book value. This excess value was allocated to the land in the project, thereby increasing the cost of the land.

     (2)  During 2002, the Company was developing larger projects and began to incur construction delays, thereby increasing the carrying cost of the units they closed. The Company has added additional project superintendents to circumvent these delays in the future.

     (3)  Finally, the Company’s vendors increased their costs at a higher rate than what the Company could pass through to its customers.

Selling Expenses:

     Selling expenses increased for the year ended March 31, 2002 as compared to the year ended March 31, 2001 by approximately $138,000. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale and the associated staffing and marketing costs associated with these new projects. The selling expenses as a percent of sales approximated 9% for the year ended March 31, 2002 as compared to 8% for the year ended March 31, 2001.

General and Administrative expenses:

     General and Administrative expenses increased approximately $427,000 from approximately $849,000 for the year ended March 31, 2001 to approximately $1,276,000 for the year ended March 31, 2002. The primary reasons for this increase are (1) an increase in the Company’s administrative payroll of approximately $217,000 as it increased its infrastructure in the finance area as well as certain other administrative positions in order to support the Company’s planned growth;(2) Professional fees increased by approximately $110,000 primarily as a result of the Company becoming current in its financial reporting; and (3) Consulting fees increased by approximately $51,000 primarily as a result of the company engaging certain consultants to identify potential joint venture partners.

Interest:

     Interest decreased for the year ended March 31, 2002 as compared to the year ended March 31, 2001 by approximately $175,000. Although the total debt outstanding has increased for the period, when compared to that of the prior year, a larger amount of the debt for the current period relates to projects under development. As a result, more of the interest incurred for the period is capitalized as opposed to expensed.

     As a result of the aforementioned, the Company’s operating Income decreased by approximately $614,000 to approximately $93,000 for the year ended March 31, 2002 as compared to approximately $707,000 for the year ended March 31, 2001. However, approximately $135,000 of the Company’s loss incurred during the year ended March 31, 2002 was attributable to the Whitehall Quality Homes at Edgewater Moorings joint venture and allocable to the Company’s joint venture partner in proportion to its capital contribution (see note 5 of the Company’s Annual Report), as such, the Company’s net income only decreased by approximately $280,000 to approximately $144,000 or $.01 Basic earnings per share for the year ended March 31, 2002 as compared to approximately $424,000 or $.05 per share for the year ended March 31, 2001. The Basic earnings per share was computed on the weighted average number of shares outstanding of 11,672,642 and 8,964,033 for the years ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources:

     As of March 31, 2002, the Company had net assets of approximately $1,185,000 including cash and cash equivalents of approximately $465,000. During the year ended March 31, 2002, the Company’s cash position decreased by approximately $485,000. Its operating activities utilized approximately $11,206,000 of cash. The cash used in operating activities was primarily used to increase inventory and other assets by $11,558,000 and $82,000, respectively, which was off-set by an increase in customer deposits, accounts payable and accrued expenses of approximately $398,000. The Company’s financing activities provided approximately $8,254,000 of cash principally from the proceeds of its mortgages and notes payable relating to its construction activity of approximately $15,087,000 off set by repayments of approximately $6,833,000 as title to the units were transferred to the ultimate buyer. The Company’s principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, in 2002, the Company received capital contributions of approximately $2,500,000 from the Company’s Joint Venture Partner in the Moorings at Lakewood Ranch Project.

     On June 5, 2002, the Company's principal stockholder advanced the Company $500,000 in order to fund certain construction costs associated with the Moorings at Lakewood Ranch project. The advance is currently non-interest bearing and due on demand until such time as the Company and its principal stockholder can finalize the actual terms of the advance.

ITEM 7. FINANCIAL STATEMENTS.

     The Company’s consolidated financial statements and the report of Independent Public Accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

Ronald Mustari	59	President, Chief Executive Officer and Director
Joanne Mustari	55	Secretary
Jerry Andrews	59	Executive Vice President and Director
Judith A. Zeman	42	Chief Financial Officer
Al Trellis	54	Director

Ronald and Joanne Mustari are husband and wife and may be considered as control persons of the Company. The Company has not entered into any employment agreements with any of its executive officers.

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     RONALD MUSTARI began his career in the construction industry in 1962 as a construction administrator for Liberty Builders, a large home remodeling contractor located in the Chicago, Illinois area. At the time of his departure from such company in 1968, Mr. Mustari held the position of General Manager of Liberty Builders. In 1968 Mr. Mustari formed his own company, Trend Homes, a home builder constructing medium priced residential dwelling units in Elmhurst, Villa Park and Lombard, Illinois. Mr. Mustari sold Trend Homes in 1972 and relocated to South Carolina where he formed Colonial Builders which engaged in the construction of new residential dwelling units suitable for low income families who receive financial aid in the purchase of residences from the United States government. Colonial Homes constructed over 1,000 residential dwelling units under these government programs. In 1976 Mr. Mustari returned to Chicago, Illinois where he formed Trend Properties, which specialized in the conversion of apartment buildings to condominium form, as well as the renovation of older residential properties. Since moving to Florida in 1985, Mr. Mustari has been active as the Chief Executive Officer or Managing Partner of the Company’s predecessors.

     JOANNE MUSTARI is the wife of Ronald Mustari and is active in the Company’s business. She has served as an officer of Whitehall since its inception. Prior to joining Whitehall, Mrs. Mustari was an internal auditor with IBM Corporation for 18 years.

     JERRY ANDREWS was a principal with Kutmor International, Inc., an international marketing and consulting company, from 1990 to 1994. As a principal with Kutmor International, Inc., Mr. Andrews’ responsibilities varied from sales management to developing major entrepreneurial projects for both established companies and start up groups. Prior to joining Kutmor International, Inc., Mr. Andrews served as the President of ADS Manufacturing in Milwaukee, Wisconsin, a manufacturer of power transmission components, from 1982 to 1990. Prior to joining ADS Manufacturing, Mr. Andrews was a sales manager with Tenneco Corporation in Houston, Texas. Mr. Andrews earned a Bachelors of Science in Business Administration from Marquette University, in Milwaukee, Wisconsin.

     JUDITH ZEMAN held the position of Assistant Controller with Pinnacle Towers in Sarasota, Florida from 1998 until she joined the Company. At Pinnacle Towers she was responsible for financial reporting, liaison with external auditors, and supervision of billing and accounts payable departments. Prior to her affiliation with Pinnacle Towers, Ms. Zeman was the Director of Financial Reporting for Celotex Corporation in Tampa, Florida from 1997 to 1998, where she was responsible for internal and external financial packages, liaison with external auditors for annual and interim audits, pricing and invoicing, tax provision, and cash management. Prior to her affiliation with Celotex, Ms. Zeman was the Controller for Invacare Corporation in Sarasota, Florida from 1996 to 1997, where she was responsible for financial reporting, preparation of monthly financial packages, quarterly SEC reporting, and annual tax preparation. Prior to her affiliation with Invacare, Ms. Zeman was the Controller for Kenetech Resource Recovery Inc. in Sarasota, Florida from 1992 to 1996, where she was responsible for financial reporting, quarterly SEC input, analysis of operations and presenting financial review to executive management. Prior to her affiliation with Kenetech Resource Recovery Inc., Ms. Zeman was the Assistant Controller for Progressive Insurance Company in Tampa, Florida from 1990 to 1992, where she was responsible for financial reporting, annual budget preparation, and monthly forecasts and analysis. Ms. Zeman filed personal bankruptcy in 1999. Ms. Zeman earned a Bachelor of Science degree in accounting at Marquette University, Milwaukee, Wisconsin and an MBA in Finance from DePaul University, Chicago, Illinois.

     AL TRELLIS has 25 years of experience as a custom homebuilder and consultant for the home building industry. He is the author of many books on residential construction, including his most recent book, “Building with Attitude.” He is a contributing editor to BUILDER and Custom Home Magazines, and wrote the monthly column “Ask AL.” He was a member of the NAHB Custom Builder Committee for six years, helping to create the Custom Builder Symposium, and chaired the symposium for its first five years. In 1991, Mr. Trellis founded and is currently the President of Home Builders Network, which provides education and consulting services for homebuilders and the housing industry.

KEY EMPLOYEES OF THE COMPANY

     JOSEPH PUFTA, age 45, has been employed by the Company for approximately six years and presently serves as General Superintendent for all new home construction. Mr. Pufta supervises eight persons relating to the home construction and development activities of the Company. Prior to joining the Company, Mr. Pufta served approximately eight years as the Project Manager for one of the largest commercial construction companies in the United States on various construction projects in Georgia, South Carolina and Florida. Mr. Pufta also has approximately five years experience as a custom homebuilder and as a framing contractor.

     DANIEL LUCAS, age 40, has been employed by the Company for approximately six years as a new home sales representative, project sales manager and currently as Director of New Home Sales. In his present capacity, Mr. Lucas is responsible for sales, marketing, planning and marketing and sales budgeting for all of the Company’s developments and in such capacity hires, trains and supervises the sales staff utilized by the Company in its various developments. Mr. Lucas also provides recommendations to the Company with respect to residential unit redesign (with a view to enhancing buyer acceptance) and is responsible for new home quality control as well as the sponsorship of homeowner association matters.

CONSULTING AGREEMENTS

     The Company and Andrews & Associates, Inc. (“Andrews”) entered into a consulting agreement dated February 15, 1999 pursuant to which Andrews receives a consulting fee of $115,000 per annum. As additional compensation for assisting in the combination of Whitehall, Andrews received 1,000,000 shares of the Company’s Common Stock. Such shares were valued at the fair value of the combined company. The consulting agreement is for a five year term commencing on or about June 24, 1999, and may be renewed, at the option of Andrews, for an additional three years. The Company has agreed, if requested by Andrews at any time during the term of the consulting agreement, to employ J.S. Andrews (the father of Messrs. Patrick, Gregory and Jerome Andrews who are officers, directors and principal shareholders of Andrews) as executive vice president of the Company pursuant to an employment agreement under which Mr. Andrews would receive an annual salary of $115,000, a $500 monthly automobile allowance and the right to participate in the Company’s health and employee benefit plans. The employment agreement, if entered into, would be for a term coterminous with the remaining term of the consulting agreement and the consulting agreement would thereupon terminate. Andrews presently provides consulting services to the Company in the areas of sales and marketing, land acquisition, land development and finance. See “Certain Relationships and Related Transactions.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended March 31, 2002 with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information regarding compensation paid to the Company’s President and Chief Executive Officer during the fiscal years ended March 31, 2000, 2001 and 2002. Except as listed in the table below, no executive officer received total annual salary and bonus in excess of $100,000. No officer listed in the table below has been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

ANNUAL COMPENSATION

				Other
				Annual
				Compen-
Name And Principal Position	Fiscal Year	Salary	Bonus	sation

Ronald Mustari, President	2002	$140,000	-0-	-0-
and Chief Executive Officer	2001	$119,999	-0-	-0-
	2000	$110,769	-0-	-0-

DIRECTOR COMPENSATION

     The Company does not currently compensate its directors.

EMPLOYEE STOCK BONUS PLAN

     The Company adopted an employee stock bonus plan effective June 14, 2000 pursuant to which each of the Company’s employees will receive up to a total of 2,500 shares as a bonus upon completion of 24 months of service with the Company. A total of 22,000 shares had been issued under the stock bonus plan as of March 31, 2002. The stock bonus plan has not been approved by the Company’s stockholders.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 31, 2002, there were 13,308,312 shares of the Company’s Common Stock outstanding. The following table sets forth certain information with respect to beneficial ownership of the Company’s outstanding Common Stock as of March 31, 2002 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors of the Company as a group.

	NUMBER OF
	SHARES	PERCENTAGE
NAME AND ADDRESS	BENEFICIALLY	OF
OF BENEFICIAL OWNER	OWNED	CLASS

Ronald and Joanne Mustari	8,330,160	62.5%
467 Walls Way Osprey, FL 38229

Judith Zeman 290 Cocoanut Avenue Sarasota, Florida 34236	500	*

Al Trellis 205 East Ridgeville Blvd., Ste. C Mt. Airy, MD. 21771	37,500 (2)	*

Andrews and Associates, Inc. 7669 Fairway Woods Sarasota, FL 34236	1,125,000 (1)	8.4%

All executive officers and directors as a group (5 persons)	8,368,160	62.9%

*	Less than 1%

(1)	Includes 250,000 shares held by each of Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr. (a total of 750,000 shares) who are brothers and who are officers, directors and principal shareholders of Andrews and Associates, Inc. Messrs. Patrick, Gregory and Jerome Andrews are the sons of Jerry Andrews, an officer and director of the Company.

(2)	Includes 37,500 shares owned by Home Builders Network of which Mr. Trellis is President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 15, 1999, Ronald Mustari entered into a consulting agreement with Andrews & Associates, Inc. (“Andrews”), a residential real estate development consulting firm, pursuant to which, among other things, Andrews agreed to obtain voting control of the Company in order to facilitate a subsequent business combination with Whitehall. Andrews agreed that upon consummation of the business combination, Andrews would transfer to Mr. Mustari or Whitehall 50% of the shares of the Company’s Common Stock acquired by Andrews from certain shareholders of the Company, and Mr. Mustari agreed to cause Whitehall to become obligated to pay 50% of the $75,000 promissory note of Andrews delivered as payment for a portion of the shares purchased from such selling shareholders. The consulting agreement further provided that upon consummation of such business combination, the Company would engage Andrews to perform consulting services pursuant to a five year consulting agreement, the terms of which are described below. In an addendum to the consulting agreement dated June 30, 1999, the Company agreed to be bound by the terms of the consulting agreement with Andrews described below, and also agreed to issue 1,000,000 shares of Common Stock to Andrews as payment for assisting in the combination of Whitehall. Gregory M. Andrews, an officer, director and principal shareholder of Andrews, served as a director and vice president, treasurer and secretary of the Company from May 21, 1999 through the date of consummation of the acquisition of Whitehall.

     Prior to the Company’s acquisition of Whitehall, Andrews entered into an agreement dated February 18, 1999 with several of the Company’s shareholders (the “Andrews Stock Purchase Agreement”) pursuant to which Andrews agreed to purchase a total of 763,333 shares of the Company’s Common Stock (approximately 32% of the outstanding shares) for $100,000, payable $25,000 in cash and $75,000 in promissory notes, and the selling shareholders agreed to sell such shares and to deliver proxies to Andrews to vote a majority of the Company’s outstanding shares. Upon consummation of the Andrews Stock Purchase Agreement on or about May 1, 1999, 190,833 of the shares were transferred to Andrews and stock certificates registered in the names of the selling shareholders for 572,500 shares were deposited into an escrow account and held pursuant to the terms of an escrow agreement. The escrow agreement provided that as monthly installment payments on the promissory notes were received by the escrow agent, a pro rata portion of the escrowed shares would be released and transferred to Andrews. The selling shareholders granted proxies to Andrews to vote the escrowed shares and delivered proxies to vote a sufficient number of additional shares owned by other shareholders so that Andrews obtained voting rights to a majority of the Company’s outstanding shares. Gregory M. Andrews, an officer, director and principal shareholder of Andrews, was also serving as a director and vice president, treasurer and secretary of the Company at the time of the transaction. As of December 31, 2000, a total of 190,833 of the escrowed shares had been released and transferred to Andrews or its assignees, and the remaining escrowed shares had been released and returned to the selling shareholders as a result of an alleged default under the promissory notes delivered as payment for the escrowed shares. It is the view of the staff of the Commission, as expressed in a letter to Ken Worm, Assistant Director, OTC Compliance Unit, NASD Regulation, Inc., dated January 21, 2000, that a controlling shareholder of a blank check company, as well as its affiliates and transferees, are “underwriters” of the shares acquired by them, and that such shares can only be resold through registration under the Securities Act of 1933.

     On or about June 17, 1999, Whitehall, of which Ronald and Joanne Mustari were the sole shareholders, consummated an agreement with nine affiliated companies (collectively “ Whitehall Homes”) wholly owned by Mr. and Mrs. Mustari (the “Asset Purchase Agreement”), pursuant to which Whitehall purchased all of the assets of Whitehall Homes in exchange for a promissory note in the amount of $2,500,000 which was payable to Whitehall Homes and subsequently assigned to Mr. and Mrs. Mustari. Whitehall Homes had been in the business of building residential homes in the Florida counties of Sarasota, Manatee, Collier, Pasco and Hillsborough since 1985. This promissory note was subsequently assumed by the Company in accordance with the terms of the agreement pursuant to which Whitehall was acquired by the Company. Thereafter, as a result of a purchase price adjustment relating to the underlying value ($1,180,104) of an affiliated company which was ultimately excluded from the transaction, the Mustaris agreed to replace the original $2,500,000 promissory note with a new promissory note in the principal amount of $1,319,196 which bears interest at the rate of 7% per annum and is due and payable on June 30, 2006. The aforementioned transaction for accounting purposes was recorded as a distribution to the principal stockholder and the assets were valued at their historical cost basis. As of March 29, 2001, the promissory note was paid in full by a combination of cash, transfer of marketable securities valued at $168,064 and issuance of 2,061,946 shares of the Company’s convertible preferred stock valued at $618,585. In January, 2002, the Mustaris agreed to convert their preferred stock into 4,123,892 shares of Common Stock.

     On or about June 24, 1999, the Company consummated an agreement with Whitehall and its sole shareholders, Ronald and Joanne Mustari, dated June 17, 1999 (the “Exchange Agreement”) pursuant to which the Company acquired all of the outstanding stock of Whitehall from Mr. and Mrs. Mustari in exchange for 4,608,268 shares of the Company’s Common Stock constituting approximately 52% of the Company’s then outstanding Common Stock. In connection with the transaction, Mr. Mustari was elected as President, Chief Executive Officer and a member of the Board of Directors of the Company, and Mrs. Mustari was elected as Treasurer and Chief Financial Officer of the Company. In addition, the Company assumed the $2,500,000 (subsequently adjusted to $1,319,196) promissory note of Whitehall payable to Mr. And Mrs. Mustari.

     The Company entered into a consulting agreement dated June 16, 1999 with Robert Ground, Charles Broun and Seymour Cassel pursuant to which the Company agreed to issue to Messrs. Ground, Broun and Cassel, 100,000 shares, 100,000 shares and 150,000 shares of the Company’s Common Stock, respectively, as payment of fees for consulting services rendered. In addition, the Company agreed to pay each of such consultants a consulting fee at the rate of $26,000 per year, and to reimburse them for travel and telephone expenses. The agreement was for an initial term of seven months commencing June 1, 1999, and was terminated on March 1, 2000. Robert Ground was a director of the Company at the time the Company entered into the consulting agreement and issued the shares.

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

     The Company engaged LSC Associates LLC (“Loan Star”) to provide certain business consulting services pursuant to an agreement dated February 9, 2000, as amended. Under this agreement, which was terminated and replaced with a new consulting agreement dated June 20, 2001, the Company agreed to issue 178,920 shares of its common stock and pay an advisory fee starting at $500 per month and increasing to $1,500 per month to Loan Star as compensation for its services. Under the new agreement, the Company has agreed to pay Loan Star an advisory fee of $225 per hour for services which include advice with respect to mergers, acquisitions, corporate finance, joint ventures and other corporate matters. The Company has also agreed to reimburse Loan Star for all of its normal and reasonable out of pocket expenses previously approved by the Company. If the Company enters into a transaction with any party introduced by Loan Star, Loan Star is entitled, under the new agreement, to receive, as a finders fee, cash in an amount equal to 5% of the total gross equity proceeds or value of the transaction, and 178,920 shares of the Company’s Common Stock. The Company has also granted Loan Star the right to include these shares in any registration statement subsequently filed by the Company with the SEC to register shares for the Company’s account or for the account of other shareholders.

     On June 15, 2002, the Company’s principal stockholder advanced the Company $500,000 in order to fund certain construction costs associated with the Moorings at Lakewood Ranch project. The advance is currently non-interest bearing and due on demand until such time as the Company and its principal stockholder can finalize the actual terms of the advance.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)	Financial Statements. The following documents are filed as part of this report:

Reports of Independent Public Accountants

Consolidated Balance Sheet as of March 31, 2002

Consolidated Statements of Operations for the years ended March 31, 2002 and 2001

Consolidated Statements of Shareholder’s Equity (Deficit) for the years ended March 31, 2002 and 2001

Consolidated Statements of Cash Flow for the years ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements

(b)	Reports of Form 8-K:

No reports on Form 8-K were filed by the Registrant.

(c)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Amendment to Articles of Incorporation
3.4	Articles of Amendment to Articles of Incorporation
10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999*
10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto*
10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.*
10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC
21.1	Subsidiaries of the Registrant

*	Incorporated by reference to Registrant’s Form 10-SB, as amended.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2002.

WHITEHALL LIMITED, INC.

By	/s/ Ronald Mustari

Ronald Mustari President and Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Mustari Ronald Mustari	President, Chief Executive Officer and Director	June 28, 2002

/s/ Judith Zeman Judith Zeman	Chief Financial Officer and Principal Accounting Officer	June 28, 2002

/s/ Jerry Andrews Jerry Andrews	Director	June 28, 2002

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Whitehall Limited, Inc.

We have audited the accompanying consolidated balance sheet of WHITEHALL LIMITED, INC. AND SUBSIDIARIES as of March 31, 2002, and the related consolidated statements of income, changes in stockholders’ equity (deficiency) and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Limited, Inc. and Subsidiaries as of March 31, 2002, and their results of operations and cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Roseland, New Jersey May 16, 2002, except for Note 14 which is as of June 5, 2002	J.H. COHN LLP

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 2002

ASSETS
Cash and cash equivalents	$465,052
Inventories	18,854,860
Property and equipment, net	434,622
Other assets	139,663

Total	$19,894,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$12,790,721
Accounts payable and accrued expenses	1,424,570
Customer deposits and advances	1,569,510
Income taxes payable	550,071
Deferred tax liabilities	9,936

Total liabilities	16,344,808

Interest of joint venture partner	2,364,602

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 13,308,312 shares issued and outstanding	1,330,831
Additional paid-in capital	(337,062)
Retained earnings	191,018

Total stockholders’ equity	1,184,787

Total	$19,894,197

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2002 AND 2001

	2002	2001

Revenue:
Home and lot sales	$14,797,471	$14,234,694
Management fees		56,678
Interest income	23,574	69,415
Real estate commissions		51,913
Rental income	13,891	26,616
Other income		17,009

Totals	14,834,936	14,456,325

Costs and expenses:
Cost of sales	12,030,802	11,426,822
Selling	1,313,232	1,175,722
General and administrative	1,276,218	848,978
Interest	121,838	297,412

Totals	14,742,090	13,748,934

Operating income	92,846	707,391
Loss applicable to interest of joint venture partner	135,398

Income before income taxes	228,244	707,391
Provision for income taxes	84,200	283,000

Net income	$144,044	$424,391

Basic earnings per share	$.01	$.05

Basic weighted average shares outstanding	11,672,642	8,964,033

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED MARCH 31, 2002 AND 2001

	Series A					Retained
	Preferred Stock		Common Stock		Additional	Earnings
					Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, April 1, 2000			8,946,000	$894,600	$(607,703)	$(377,417)	$(90,520)
Issuance of common stock as payment for compensation			5,500	550	440		990
Forgiveness of stockholder interest					43,301		43,301
Preferred stock issued in exchange for forgiveness of note payable — stockholder	2,061,946	$206,195			412,390		618,585
Net income						424,391	424,391

Balance, March 31, 2001	2,061,946	206,195	8,951,500	895,150	(151,572)	46,974	996,747
Issuance of common stock as payment for compensation			16,500	1,650	3,390		5,040
Issuance of common stock as payment for consulting services			216,420	21,642	17,314		38,956
Conversion of preferred stock	(2,061,946)	(206,195)	4,123,892	412,389	(206,194)
Net income						144,044	144,044

Balance, March 31, 2002	—	$—	13,308,312	$1,330,831	$(337,062)	$191,018	$1,184,787

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002 AND 2001

	2002	2001

Operating activities:
Net income	$144,044	$424,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	46,467	40,069
Deferred income taxes	(63,000)	(137,300)
Forgiveness of stockholders’ interest		43,301
Cost of services paid through issuance of common stock	43,996	990
Loss applicable to interest of joint venture partner	(135,398)
Changes in operating assets and liabilities:
Inventories	(11,558,198)	(1,166,226)
Due from affiliates		139,445
Other assets	(81,679)	205,823
Accounts payable and accrued expenses	177,741	125,961
Customer deposits and advances	99,999	225,304
Income taxes payable	120,071	420,300

Net cash provided by (used in) operating activities	(11,205,957)	322,058

Investing activities:
Capital contributed from joint venture partner	2,500,000
Purchase of property and equipment	(49,390)	(1,302)
Insurance proceeds on property and equipment	16,161
Investments		(98,214)

Net cash provided by (used in) investing activities	2,466,771	(99,516)

Financing activities:
Proceeds from mortgages and notes payable	15,086,719	3,920,938
Repayments of mortgages and note payable	(6,832,486)	(3,630,284)
Stockholders’ loans		(238,490)

Net cash provided by financing activities	8,254,233	52,164

Net increase (decrease) in cash and cash equivalents	(484,953)	274,706
Cash and cash equivalents, beginning of year	950,005	675,299

Cash and cash equivalents, end of year	$465,052	$950,005

Supplemental disclosure of cash flow data:
Interest paid	$121,838	$254,111

Supplemental disclosure of noncash investing and financing activities:

   In 2001, the note payable — stockholder was satisfied in part by the transfer of marketable securities having a value of $168,064 and the issuance of 2,061,946 shares of preferred stock having a value of $618,585.

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations and summary of significant accounting policies:

Nature of operations:

Whitehall Limited, Inc. (“Whitehall”) was incorporated in Florida on June 24, 1999. Whitehall and its wholly-owned subsidiaries, collectively (the “Company”), were formed to develop land and construct single family and/or multi-family housing. It is currently conducting operations in the State of Florida on its west coast. All project costs are recorded on a specific job basis and the properties are carried at the lower of carrying amount or fair value less cost to sell. Project costs on real estate projects may be direct or indirect. Direct costs that are related to the acquisition, development and construction of a real estate project are capitalized as project costs. Indirect costs on real estate projects that can be identified clearly to specific projects under development or construction are capitalized as project costs or allocated to several real estate projects under development or construction on a reasonable basis. Indirect costs on real estate projects, not under development or construction, are expensed as incurred, including general and administrative expenses.

Principles of consolidation:

The consolidated financial statements include the accounts of Whitehall, its wholly-owned subsidiaries and its investment as controlled joint venture. All significant intercompany accounts have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents includes all cash balances and highly-liquid investments with a maturity of three months or less when acquired. The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company’s cash and cash equivalents exceed the current amount insured under the Federal Deposit Insurance Corporation of $100,000. At March 31, 2001, the Company had cash and cash equivalents balances that exceed Federally insured limits by approximately $798,000.

Inventories:

Inventories are stated at cost (determined by the specific identification method), which is not in excess of market value.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations and summary of significant accounting policies (continued):

Capitalization of interest and other costs:

Interest cost incurred during construction is capitalized and charged to operations as the units are sold or placed in service. The Company incurred interest cost of $431,764 and $594,541, of which $309,926 and $297,129 were capitalized in 2002 and 2001, respectively.

Real estate taxes related to land and residential housing in progress are capitalized and charged to operations as the units are sold.

Revenue recognition:

Income from sales is recorded when title to the property is conveyed to the buyer subject to the buyer’s financial commitment being sufficient to provide economic substance to the transaction.

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

Impairment of long-lived assets:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations approximated $200,000 and $201,000 in 2002 and 2001, respectively. The cost of furnishing model units is capitalized and allocated against income as units are sold.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations and summary of significant accounting policies (concluded):

Stock options:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company will recognize compensation costs as a result of the issuance of stock options and warrants based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company is not required to recognize compensation expense as a result of any grants of stock options and warrants at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net earnings per share:

The Company presents “basic” earnings per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common                     shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Basic and diluted earnings per share were the same in 2002 and 2001 since the Company had no dilutive securities during those years.

Reclassifications:

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Inventories:
Inventories consist of the following at March 31, 2002:
Land	$10,712,208
Development costs	1,431,178
Homes under construction	6,711,474

Total	$18,854,860

Note 3 - Property and equipment:
Property and equipment consist of the following at March 31, 2002:
Land — office buildings, Sarasota, Florida	$68,097
Building	269,551
Furniture and fixtures	1,744
Equipment	59,735
Vehicles	137,774

536,901
Less accumulated depreciation	102,279

Total	$434,622

Note 4 - Mortgages and notes payable:
Mortgages and notes payable consist of the following at March 31, 2002:
Land and land development loans collateralized by land and land improvements prior to building activities:
Whitehall Quality Homes at Edgewater Moorings (“Moorings”) — interest at .75% over prime rate	$4,653,569
Lely Resorts — interest at 8%	1,472,000
The Heathers at Lake Jovita — interest ranging from ..75% over prime rate to 7.55%	1,255,083
Waterchase — interest at 1% over prime rate	216,000
Unsecured note; interest at 1% over prime rate	140,000
Construction loans — collateralized by specific homes under construction, interest at prime to 3% over prime; maximum loans may not exceed $6,820,725 at March 31, 2002	4,160,959
Notes payable:
Collateralized by mortgage on land and buildings, interest at 8.75% through March 26, 2006 at which time the rate will be 3% over the weekly average yield on the five year U.S. Treasury rate, as defined. The note is payable in monthly installments of $3,534 including interest and is due March 26, 2021	392,976
Collateralized by computer equipment loader and vehicles with interest ranging from 5.9% to 10.5%, payable $3,570 per month as of March 31, 2002	110,638
Collateralized by a second trust deed on lots payable when sold with interest at 12% payable monthly, due December 30, 2002	389,496

Total	$12,790,721

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Mortgages and notes payable (concluded):

Principal payment requirements on mortgages and notes payable in years subsequent to March 31, 2002 and thereafter are as follows:

Year Ending
March 31,	Amount

2003	$7,154,410
2004	566,791
2005	4,688,928
2006	25,839
2007	11,826
Thereafter	342,927

Total	$12,790,721

Note 5 — Joint venture:

The Company entered into a Limited Partnership Agreement (the “Agreement”) for the purpose of developing and selling the Moorings, a 136 single-family con-dominium development. The Agreement requires the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2001, the Company’s joint venture partner contributed $2,500,000 to the joint venture. The Company’s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2,500,000. During the year ended March 31, 2002, the Moorings recognized a loss of $135,398, all of which was allocated to the Limited Partner in proportion to its initial capital contribution.

As a result of the aforementioned agreement, the Company was able to obtain an additional line of credit in the amount of $6,500,000 that is being utilized to fund the initial development costs of the joint venture project.

Note 6 — Preferred stock:

As of March 31, 2002, the Company was authorized to issue up to 100,000,000 shares of Series A preferred stock and up to 2,500,000 shares of Series B preferred stock each with a par value of $.10 per share. Each series of stock may be issued with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Preferred stock (concluded):

On March 29, 2001, the Board of Directors authorized the issuance of 2,061,946 shares of Series A preferred stock, at a value of $.30 per share, to its principal stockholder in order to satisfy its remaining obligation to its principal stockholder of $618,585. The preferred shares will have a two-for-one conversion feature to common stock, as well as, rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company’s common stock including one vote for each share held on all matters to be voted on by the Company’s stockholders. Then on January 14, 2002, the Company’s Board of Directors approved the principal stockholder’s request to convert his 2,061,946 shares of Series A preferred stock into 4,123,892 shares of common stock.

On February 15, 2002, the Company’s Board of Directors approved the amendment of the Company’s Articles of Incorporation authorizing the issuance of 2,500,000 Series B preferred stock with a three-for-one conversion feature to common stock, as well as, rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company’s common stock including one vote for each share held on all matters to be voted on by the Company’s stockholders. Such shares are to be sold in a private placement, which commenced during March 2002, on a best efforts basis at $2 per share, through August 15, 2002, unless extended. The Company plans to utilize any proceeds from this offering to fund future developments as well as for working capital purposes. As of March 31, 2002, the Company has deferred and included in other assets approximately $41,000 of incremental cost relating to this offering and through May 16, 2002, have been in discussion with various accredited investors and broker/dealers in regards to the aforementioned private placement, but have not closed on any units.

Note 7 — Income taxes:

The provision for income taxes in 2002 and 2001 consisted of the following:

	2002	2001

Federal:
Current	$125,900	$360,600
Deferred	(54,200)	(116,500)

Totals	71,700	244,100

State:
Current	21,300	59,700
Deferred	(8,800)	(20,800)

Totals	12,500	38,900

Totals	$84,200	$283,000

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income taxes (concluded):

The provisions for income taxes in 2002 and 2001 differ from the provisions computed using the Federal statutory rate of 34% and the Company’s income before income taxes as a result of the following:

	2002	2001

Expected provision at Federal statutory rate	34%	34%
Effect of:
State income taxes, net of Federal income taxes	4	6
Other	(1)

Effective tax rate	37%	40%

As of March 31, 2002, deferred tax liabilities were attributable to temporary differences related to different book and tax basis in the land development cost.

Note 8 — Employee benefit plan:

Effective March 1, 2001, the Company adopted a defined contribution 401(k) plan that allows employees to defer a portion of their salaries for tax purposes through contributions to the plan. The Company contributes an amount equal to 3% of the employees’ salaries. Company contributions to the plan amounted to approximately $16,000 in 2002. The Company’s contributions during the year ended March 31, 2001 were not material.

Note 9 — Related party transactions:

During the year ended March 31, 2001, the Company charged management fees of $56,678 to related parties and had commission income from these related parties of $7,071.

During the year ended March 31, 2001, the Company incurred interest charges of $43,301 that was forgiven on the note payable - stockholder.

Note 10 — Lease commitments:

The Company leases equipment under operating leases expiring through 2005. Minimum lease payments under the noncancelable operating leases in years subsequent to March 31, 2002 are as follows:

Year Ending
March 31,	Amount

2003	$43,330
2004	37,404
2005	17,804

Total	$98,538

Rent expense amounted to $52,054 and $35,390 for the years ended March 31, 2002 and 2001, respectively.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock option plan:

In March 2001, the Company’s Board of Director’s approved, subject to ratification by the stockholders, the Company’s Stock Option Plan (the “Plan”) whereby options for the purchase of up to 5,000,000 shares of the Company’s common stock may be granted to key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and nonemployee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company’s common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years. As of March 31, 2002, no stock options have been granted under the Plan.

Note 12 — Consulting agreements:

Andrews & Associates, Inc.:

The Company has a five-year consulting agreement with Andrews & Associates, Inc., a company in which one of its stockholders is an officer, director and stockholder of the Company. The agreement, which contains a three-year renewal option, presently provides for consulting services at an annual fee of $115,000 in the areas of sales and marketing, land acquisition and development and finance. The aforementioned agreement provides for the following payments in years subsequent to March 31, 2002: $115,000 in 2003 and 2004 and $24,000 in 2005.

Loan Star Consulting, Inc.:

During February 2000, the Company entered into a consulting agreement, as amended, with Loan Star Consulting, Inc. (“Loan Star”) which commenced on October 1, 2000. Under this agreement, which was terminated and replaced with a new consulting agreement dated June 20, 2001, the Company agreed to issue 178,920 shares of its common stock and pay an advisory fee of $4,000 per month. Lone Star is to provide advisory services with respect to mergers, acquisitions, corporate finance, joint ventures and other corporate matters. In addition, if the Company enters into a transaction with any party introduced by Lone Star, the Company is required to pay in cash a finders’ fee to Lone Star in an amount equal to 5% of the gross value of the transaction, as well as issuing them 178,920 shares of the Company’s common stock. During April 2001, the Company issued Loan Star the initial 178,920 shares of common stock.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Employee stock plan:

On June 14, 2000, the Company adopted an employee stock plan whereby the Company will issue 500 shares of common stock to each employee upon completing six months of service, an additional 1,000 shares of common stock upon completing eighteen months and twenty-four months of service, respectively, for a total of 2,500 shares of common stock if the employee completes twenty-four months of service. During the years ended March 31, 2002 and 2001, the Company issued 16,500 and 5,500 shares of common stock having values of $5,040 and $990, respectively, under the employee stock plan.

Note 14 — Subsequent event:

On June 5, 2002, the Company’s principal stockholder advanced the Company $500,000 in order to fund certain construction costs associated with the Moorings at Lakewood Ranch project. The advance is currently non-interest bearing and due on demand until such time as the Company and its principal stockholder can finalize the actual terms of the advance.

* * *

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Amendment to Articles of Incorporation
3.4	Articles of Amendment to Articles of Incorporation
10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999*
10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto*
10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.*
10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC
21.1	Subsidiaries of the Registrant.

*	Incorporated by reference to Registrant’s Form 10-SB, as amended.