Form 10QSB
period 2002-06-30
WHITEHALL LTD INC
filed 2002-08-14
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________________.

Commission file number: 0-29027

Whitehall Limited, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	84-1092599

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Cocoanut Avenue, Sarasota, Florida 34236

Address of principal executive offices

941-954-1181

(Issuer’s telephone number)

Not applicable

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Form 10-QSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the Company’s other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

Overview:

     The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,400 to 3,500 square feet and have purchase prices ranging from $180,000 to $550,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Results of operations for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001:

Revenues:

     Home and Lot Sales:

The Company’s Home and Lot sales decreased by approximately $552,000 to approximately $3,497,000 for the three months ended June 30, 2002 as compared to approximately $4,049,000 for the three months ended June 30, 2001. The decrease in revenues is primarily attributable to the number of lots sold during the period.

During both periods ending June 30, 2002 and 2001, the Company closed 15 homes, which generated approximately $2,911,000 and $2,948,000, respectively, in revenues.

However, the Company only sold lots during the three months ended June 30, 2002, which generated $586,000 in revenues as compared to lots aggregating approximately $1,101,000 during the three months ended June 30, 2001. Despite closing a fewer number of lots during the three month period ending June 30, 2002, the average selling price of those lots was $73,000 as compared to $55,000 for the three month period ending June 30, 2001.

     Other Revenue:

Other revenue consists of Management fees, interest, real estate commissions and sundry income. During the three months ended June 30, 2002 and 2001, other revenue was approximately $5,000 and $22,000, respectively. The primary reason for the decrease is that the Company maintained lower average cash balances in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $258,000 to approximately $2,990,000 for the three months ended June 30, 2002 as compared to approximately $2,732,000 for the three months ended June 30, 2001. The cost as a percent of sales approximated 86% and 67% for the three months ended June 30, 2002 and June 30, 2001, respectively. The increase in the cost of sales can be attributed to the following:

(1)	During 2002, the Company closed more units in the Heron Creek project. The cost associated with the land in the Heron Creek project is greater than other projects. The reason for this is because when the Company bought out its former partner in this project, the former partner was paid an amount exceeding book value. This excess value was allocated to the land in the project, thereby increasing the cost of the land.

(2)	During the later part of 2001, the Company was developing larger projects and began to incur construction delays, thereby increasing the carrying cost of the units they closed. The Company has added additional project superintendents to circumvent these delays in the future.

(3)	Finally, the Company’s vendors increased their costs at a higher rate than what the Company could pass through to its customers.

     Selling, general and administrative:

Selling, general and administrative decreased by approximately $89,000 to approximately $815,000 for the three months ended June 30, 2002 as compared to approximately $904,000 for the three months ended June 30, 2001. General and administrative costs were comparable for the two periods but selling expense decreased due to the reduced level of sales.

     Interest:

Interest increased for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 by approximately $11,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed.

     Net Income (loss):

As a result of the aforementioned, the Company’s net income (loss) was approximately $(143,000) ($(.01) per share) and $247,000 ($.02 per share) for the three months ended June 30, 2002 and 2001, respectively.

Liquidity and Capital Resources:

As of June 30, 2002, the Company had net assets of approximately $1,041,000 including cash and cash equivalents of approximately $406,000. During the three months ended June 30, 2002, the Company’s cash position decreased by approximately $59,000. Its operating activities utilized approximately $2,811,000 of cash. This was primarily caused by the Company funding its net loss of approximately $143,000, an increase in inventories of approximately $1,961,000, and a decrease in customer deposits of approximately $563,000. This utilization was financed by the Company’s financing activities. The Company’s financing activities provided approximately $2,766,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $2,838,000 offset by repayments of approximately $573,000. The Company’s principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, during the three months ended June 30, 2002, the Company entered into and received $500,000 under a $500,000 revolving line of credit agreement with a related party to be used to fund construction costs on the Edgewater Moorings at Lakewood Ranch Project.

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b)	Reports on Form 8-K We did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2002 August 13, 2002	Whitehall Limited, Inc.

/s/   Ronald Mustari
Ronald Mustari, President and Chief Executive Officer
(Principal Executive Officer)

/s/   Judith Zeman
Judith Zeman, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

*     *     *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2002

ASSETS
Cash and cash equivalents	$406,066
Inventories	20,816,341
Property and equipment, net	436,150
Other assets	94,448

Total	$21,753,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$15,056,548
Notes payable — related party	500,000
Accounts payable and accrued expenses	1,435,518
Customer deposits and advances	1,006,071
Income taxes payable	464,670
Deferred tax liabilities	8,806

Total liabilities	18,471,613

Interest of joint venture partner	2,239,931

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 13,308,312 shares issued and outstanding	1,330,831
Additional paid-in capital	(337,062)
Retained earnings	47,692

Total stockholders’ equity	1,041,461

Total	$21,753,005

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Revenue:
Home and lot sales	$3,497,121	$4,048,826
Other income	5,384	22,293

Totals	3,502,505	4,071,119

Costs and expenses:
Cost of sales	2,990,193	2,732,137
Selling	391,359	470,094
General and administrative	424,522	434,334
Interest	50,958	40,145

Totals	3,857,032	3,676,710

Operating income (loss)	(354,527)	394,409
Loss applicable to interest of joint venture partner	124,671

Income (loss) before income taxes	(229,856)	394,409
Provision (credit) for income taxes	(86,530)	147,100

Net income (loss)	$(143,326)	$247,309

Basic earnings (loss) per share	$(.01)	$.02

Basic weighted average shares outstanding	13,308,312	11,194,192

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Operating activities:
Net income (loss)	$(143,326)	$247,309
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,542	8,720
Deferred income taxes	(1,130)	(27,000)
Cost of services paid through issuance of common stock		38,956
Loss applicable to interest of joint venture partner	(124,671)
Changes in operating assets and liabilities:
Inventories	(1,961,481)	(2,016,164)
Other assets	45,215	9,159
Accounts payable and accrued expenses	10,948	(123,166)
Customer deposits and advances	(563,439)	77,897
Income taxes payable	(85,401)	174,100

Net cash used in operating activities	(2,810,743)	(1,610,189)

Investing activities — purchase of property and equipment	(14,070)

Financing activities:
Proceeds from mortgages and notes payable	2,838,350	4,029,148
Proceeds from notes payable — related party	500,000
Repayments of mortgages and note payable	(572,523)	(2,420,337)

Net cash provided by financing activities	2,765,827	1,608,811

Net decrease in cash and cash equivalents	(58,986)	(1,378)
Cash and cash equivalents, beginning of period	465,052	950,005

Cash and cash equivalents, end of period	$406,066	$948,627

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$50,958	$40,145

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of June 30, 2002, and its results of operations and cash flows for the three months ended June 30, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2002 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2002 that was previously filed with the SEC.

The results of the Company’s operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year ending March 31, 2003.

Significant accounting policies and line of business have not changed from March 31, 2002.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2002 and 2001 because there were no dilutive securities outstanding.

Note 3 — Related party transactions:

On June 4, 2002, the Company entered into a $500,000 revolving line of credit agreement with a related party that is due and payable eighteen months from the date of the agreement. Borrowings under the line of credit bear interest at 12% and is payable in monthly installments of interest only. The line of credit is secured by all second deposits due the Company on certain contracts for condominiums located at the Edgewater Moorings at Lakewood Ranch Project, as defined in the agreement.

*     *     *

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.
99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.