Form 10QSB
period 2002-09-30
WHITEHALL LTD INC
filed 2002-11-14
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to ________________

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

Yes [x]      No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,317,312

Transitional Small Business Disclosure Format (check one):

Yes [   ]      No [   ]

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

Results of operations for the six and three months ended September 30, 2002 as compared to the six and three months ended September 30, 2001:

Revenues:

     Home and Lot Sales:

The Company’s Home and Lot sales decreased by approximately $1,427,000 to approximately $6,023,000 for the six months ended September 30, 2002 as compared to approximately $7,450,000 for the six months ended September 30, 2001. The Company’s Home and Lot sales decreased by approximately $875,000 to approximately $2,526,000 for the three months ended September 30, 2002 as compared to approximately $3,401,000 for the three months ended September 30, 2001. The decrease in revenues is primarily attributable to the number of lots sold during both the six and three months ended September 30, 2002 versus the comparable prior periods, as well as the five fewer homes closed in the second quarter ended September 30, 2002 compared to the prior year quarter.

During the six month period ended September 30, 2002, the Company closed 26 homes compared to 31 homes in the six month period ended September 30, 2001. Despite delivering fewer homes during the six month period ended September 30, 2002, the average selling price of those homes was $200,000 as compared to $182,000 for the six month period ended September 30, 2001. The Company sold fewer lots during the six months ended September 30, 2002. Lot sales during this period generated $803,000 in revenues as compared to lot sales aggregating approximately $1,803,000 during the six months ended September 30, 2001. Despite closing a fewer number of lots during the six month period ending September 30, 2002, the average selling price of those lots was $67,000 as compared to $55,000 for the six month period ending September 30, 2001.

Costs and expenses:

     Cost of sales:

Cost of sales decreased by approximately $602,000 to approximately $5,353,000 for the six months ended September 30, 2002 as compared to approximately $5,955,000 for the six months ended September 30, 2001. Cost of sales decreased by approximately $578,000 to approximately $2,363,000 for the three months ended September 30, 2002 as compared to approximately $2,941,000 for the three months ended September 30, 2001. The cost as a percent of sales approximated 89% and 93% for the six and three months ended September 30, 2002, respectively as compared with 80% and 86% for the six and three months ended September 30, 2001, respectively. Although total cost of sales has decreased due to closing fewer homes than the prior year, the increase in the cost of sales as a percent of sales can be attributed to the following:

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

     Selling, general and administrative:

Selling, general and administrative increased by approximately $55,000 to approximately $1,316,000 for the six months ended September 30, 2002 as compared to approximately $1,261,000 for the six months ended September 30, 2001. Selling, general and administrative decreased by approximately $139,000 to approximately $500,000 for the three months ended September 30, 2002 as compared to approximately $639,000 for the three months ended June 30, 2001. General and administrative costs remained relatively stable, decreasing approximately $4,000 for the six months ended September 30, 2002 as compared to six months ended September 30, 2001. Selling expenses increased approximately $59,000 during the same period due to increased use of outside realtors and promotional expenses associated with several new developments. However, for the three months ended September 30, 2002, General and Administrative expenses actually decreased by approximately $116,000 primarily resulting from lower professional and consulting fees being incurred as compared to the comparable prior period. In addition, during the same period, selling expenses also decreased by approximately $23,000. This decrease was a result of fewer closings during the quarter.

     Interest:

Interest increased for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 by approximately $22,000. Interest increased for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 by approximately $12,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed.

     Net Income (loss):

As a result of the aforementioned, the Company’s net income (loss) after taxes and allocation of the loss to the joint venture partner was approximately $(316,000) ($(.02) per share) and $120,446 ($.01 per share) for the six months ended September 30, 2002 and 2001, respectively. The Company’s net loss was approximately $(173,000) ($(.01) per share) and $(127,000) ($(.01) per share) for the three months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources:

As of September 30, 2002, the Company had net assets of approximately $869,000 including cash and cash equivalents of approximately $244,000. During the six months ended September 30, 2002, the Company’s cash position decreased by approximately $221,000. Its operating activities utilized approximately $5,064,000 of cash. This was primarily caused by the Company funding its net loss of approximately $316,000, an increase in inventories of approximately $3,737,000, and a decrease in customer deposits of approximately $748,000. This utilization was financed by the Company’s financing activities. The Company’s financing activities provided approximately $4,827,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $6,546,000 offset by repayments of approximately $2,268,000. The Company’s principal source of financing has historically been provided from its construction financing which is based on the value of the underlying projects. In addition, during the three months ended June 30, 2002, the Company entered into and received $500,000 under a $500,000 revolving line of credit agreement with a related party to be used to fund construction costs on the Edgewater Moorings at Lakewood Ranch Project. During the three months ended September 30, 2002, a Company related to the principal stockholder advanced the Company $50,000 for working capital purposes. During October 2002, the same Company advanced the Company an additional $200,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly. The Company has additional committed bank lines of credit of approximately $5,180,000 to finance projects currently under development.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     We issued 9,000 shares of our common stock to our employees under our Employee Stock Bonus Plan as a bonus. We placed a value of $.10 per share on each share issued.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

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

Whitehall Limited, Inc.
November 14, 2002	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)
November 14, 2002	/s/	Judith Zeman

Judith Zeman, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ronald Mustari, President and Chief Executive Officer (principal executive officer) of Whitehall Limited, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whitehall Limited, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ronald Mustari

Ronald Mustari, President and Chief Executive Officer

I, Judith Zeman, Chief Financial Officer and Treasurer (principal financial officer) of Whitehall Limited, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Whitehall Limited, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Judith Zeman

Judith Zeman, Chief Financial Officer and Treasurer

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

PAGE

CONDENSED CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2002 (UNAUDITED)	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5/6

* * *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002

ASSETS
Cash and cash equivalents	$244,376
Inventories	22,592,078
Property and equipment, net	407,015
Other assets	127,113

Total	$23,370,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$17,068,351
Notes payable — related party	549,000
Accounts payable and accrued expenses	1,643,126
Customer deposits and advances	821,972
Deferred tax liabilities	240,790

Total liabilities	20,323,239

Interest of joint venture partner	2,178,067

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 13,317,312 shares issued and outstanding	1,331,731
Additional paid-in capital	(337,062)
Accumulated deficit	(125,393)

Total stockholders’ equity	869,276

Total	$23,370,582

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	Six Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Home and lot sales	$6,022,876	$7,450,275	$2,525,755	$3,401,449
Other income	22,531	24,767	17,147	2,474

Totals	6,045,407	7,475,042	2,542,902	3,403,923

Costs and expenses:
Cost of sales	5,352,827	5,955,143	2,362,634	2,941,393
Selling	680,633	621,868	289,274	312,150
General and administrative	635,373	639,691	210,851	326,594
Interest	90,460	68,094	39,502	27,949

Totals	6,759,293	7,284,796	2,902,261	3,608,086

Operating income (loss)	(713,886)	190,246	(359,359)	(204,163)
Loss applicable to interest of joint venture partner	186,535		61,864

Income (loss) before income taxes	(527,351)	190,246	(297,495)	(204,163)
Provision (credit) for income taxes	(210,940)	69,800	(124,410)	(77,300)

Net income (loss)	$(316,411)	$120,446	$(173,085)	$(126,863)

Basic earnings (loss) per share	$(.02)	$.01	$(.01)	$(.01)

Basic weighted average shares outstanding	13,311,656	11,232,820	13,314,964	11,235,741

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Operating activities:
Net income (loss)	$(316,411)	$120,446
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	23,892	13,891
Deferred income taxes	(210,940)	(38,200)
Cost of services paid through issuance of common stock	900	41,026
Loss applicable to interest of joint venture partner	(186,535)
Gain on sale of equipment	(12,715)
Changes in operating assets and liabilities:
Inventories	(3,737,218)	(2,488,880)
Other assets	12,550	15,684
Accounts payable and accrued expenses	218,556	(106,159)
Customer deposits and advances	(747,538)	403,787
Income taxes payable	(108,277)	80,870

Net cash used in operating activities	(5,063,736)	(1,957,535)

Investing activities:
Purchase of property and equipment	(14,070)
Proceeds from sale of equipment	30,500

Net cash provided by investing activities	16,430

Financing activities:
Proceeds from mortgages and notes payable	6,545,996	6,593,897
Repayments of mortgages and note payable	(2,268,366)	(4,845,056)
Proceeds from notes payable — related party	550,000
Repayment of notes payable — related party	(1,000)

Net cash provided by financing activities	4,826,630	1,748,841

Net decrease in cash and cash equivalents	(220,676)	(208,694)
Cash and cash equivalents, beginning of period	465,052	950,005

Cash and cash equivalents, end of period	$244,376	$741,311

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$90,460	$68,094

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of September 30, 2002, and its results of operations for the six and three months ended September 30, 2002 and 2001 and cash flows for the six months ended September 30, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2002 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2002 that was previously filed with the SEC.

The results of the Company’s operations for the six and three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year ending March 31, 2003.
The Company’s significant accounting policies and line of business have not changed from those described in the Form 10-KSB.
Note 2 - Earnings (loss) per common share:
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the six and three months ended September 30, 2002 and 2001 because there were no dilutive securities outstanding.

Note 3 - Related party transactions:
On June 4, 2002, the Company entered into a $500,000 revolving line of credit agreement with a related party. The principal balance is due and payable eighteen months from the date of the agreement. Borrowings under the line of credit bear interest at 12% which is payable monthly. The line of credit is secured by all second deposits due the Company on certain contracts for condominiums located at the Edgewater Moorings at Lakewood Ranch Project, as defined in the agreement.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Related party transactions (concluded):
During the three months ended September 30, 2002, a Company related to the principal stockholder advanced the Company $50,000 for working capital purposes. During October 2002, the same Company advanced the Company an additional $200,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

Note 4 - Employee stock plan:
During the six months ended September 30, 2002, the Company issued 9,000 shares of common stock having a value of $900 under its employee stock plan (see Note 13 to the Audited Financial Statements).

* * *

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.
99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.