Form 10QSB
period 2002-12-31
WHITEHALL LTD INC
filed 2003-02-12
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from        to          .

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

                    Yes [x]       No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,284,812

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. However, certain of the newer projects are geared toward the high-end buyer. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Results of operations for the nine and three months ended December 31, 2002 as compared to the nine and three months ended December 31, 2001:

Revenues:

     Home and Lot Sales:

The Company’s home and lot sales decreased by approximately $1,515,000 to approximately $8,913,000 for the nine months ended December 31, 2002 as compared to approximately $10,428,000 for the nine months ended December 31, 2001. The Company’s home and lot sales decreased by approximately $87,000 to approximately $2,890,000 for the three months ended December 31, 2002 as compared to approximately $2,977,000 for the three months ended December 31, 2001. The decrease in revenues is primarily attributable to the number of lots sold during both the nine and three months ended December 31, 2002 versus the comparable prior periods, as well as the four fewer homes closed during the nine months ended December 31, 2002 compared to the prior year and the one fewer home closed in the third quarter ended December 31, 2002 compared to the prior year quarter. In addition, construction delays and the cyclical nature of the market resulted in a significant backlog of homes expected to be delivered in the fourth quarter. Current contracts are in place for closing 27 homes in the fourth quarter of the current fiscal year, many of which were originally scheduled to close in the third quarter.

During the nine month period ended December 31, 2002, the average selling price of homes was $184,000 as compared to $183,000 for the nine month period ended December 31, 2001. The Company sold 20 fewer lots during the nine months ended December 31, 2002 than during the nine months ended December 31, 2001.

Lot sales during this period generated $1,536,000 in revenues as compared to lot sales aggregating approximately $2,396,000 during the nine months ended December 31, 2001. Despite closing a fewer number of lots during the nine month period ending December 31, 2002, the average selling price of those lots was $67,000 as compared to $56,000 for the nine month period ending December 31, 2001.

Costs and expenses:

     Cost of sales:

Cost of sales decreased by approximately $397,000 to approximately $8,249,000 for the nine months ended December 31, 2002 as compared to approximately $8,646,000 for the nine months ended December 31, 2001. Cost of sales increased by approximately $206,000 to approximately $2,897,000 for the three months ended December 31, 2002 as compared to approximately $2,691,000 for the three months ended December 31, 2001. The cost as a percent of sales approximated 92% and 100% for the nine and three months ended December 31, 2002, respectively as compared with 83% and 90% for the nine and three months ended December 31, 2001, respectively. Although total cost of sales has decreased due to closing fewer homes than the prior year, the increase in the cost of sales as a percent of sales can be attributed to the following:

(1)	During 2002, the Company closed more units in the Heron Creek project than in the prior year. The cost associated with the land in the Heron Creek project is greater than that of other projects. When the Company bought out its former partner in this project, the former partner was paid an amount exceeding book value. This excess value was allocated to the land in the project, thereby increasing the cost of the land.

(2)	During the later part of 2001, the Company was developing larger projects and began to incur construction delays, thereby increasing the carrying cost of the units closed. Currently, the Company has two major communities, Edgewater Moorings at Lakewood Ranch (136 units) and Waterchase (56 units) in which delays in final governmental approvals significantly impacted construction schedules and building programs. The Company has resolved all significant issues related to these approvals, and the first closings for both communities have occurred or will occur in the fourth quarter of fiscal 2003. Also, the Company has continued to add additional project superintendents to circumvent construction delays in the future. Additional operational staff has also been added to enhance efficiencies in permitting and scheduling.

(3)	The Company’s vendors increased their costs at a higher rate than what the Company could pass through to its customers.

(4)	Finally, during the three months ended December 31, 2002, the Company incurred certain unanticipated costs which were associated with units and projects previously completed.

     Selling, general and administrative:

Selling, general and administrative costs increased by approximately $474,000 to approximately $2,295,000 for the nine months ended December 31, 2002 as compared to approximately $1,821,000 for the nine months ended December 31, 2001. Selling, general and administrative increased by approximately $420,000 to approximately $979,000 for the three months ended December 31, 2002 as compared to approximately $559,000 for the three months ended December 31, 2001. General and administrative costs increased approximately $190,000 for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. Selling expenses increased approximately $284,000 during the same period due to increased use of outside realtors and promotional expenses associated with several new developments. For the three months ended December 31, 2002, general and administrative expenses increased by approximately $194,000 as compared to the three months ended December 31, 2001. In addition, during the same period, selling expenses also increased by approximately $225,000. This increase was also a result of increased project staffing requirements during the quarter related to new communities in development. The increase in general and administrative costs for both the nine and three months ended December 31, 2002 is primarily attributable to a non-cash charge of approximately $127,000 resulting from the issuance of 976,500 shares of common stock to its employees under the employee stock plan and additional employees necessary to staff current and future projects.

     Interest:

Interest expense increased for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 by approximately $43,000. Interest expense increased for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001, by approximately $20,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized rather than expensed.

     Net loss:

As a result of the aforementioned, the Company’s net loss after taxes and allocation of the loss to the joint venture partner was approximately $(997,000) ($(.07) per share) and $(43,000) (less than $.01 per share) for the nine months ended December 31, 2002 and 2001, respectively. The Company’s net loss was approximately ($680,000) ($(.05) per share) and $(163,000) ($(.01) per share) for the three months ended December 31, 2002 and 2001, respectively.

Liquidity and Capital Resources:

As of December 31, 2002, the Company had net assets of approximately $315,000 including cash and cash equivalents of approximately $420,000. During the nine months ended December 31, 2002, the Company’s cash position decreased by approximately $45,000. Its operating activities utilized approximately $6,338,000 of cash. This was primarily caused by the Company funding the net loss including the loss applicable to its joint venture partner and an increase in inventories of approximately $5,714,000, offset by an increase in accounts payable and accrued expenses and customer deposits and advances of approximately $565,000 and $489,000, respectively. This utilization was effected through the Company’s financing activities. The Company’s financing activities provided approximately $6,323,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $10,472,000 offset by repayments of approximately $4,899,000. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. In addition, during the nine months ended December 31, 2002, the Company entered into and received $500,000 under a $500,000 revolving line of credit agreement with a related party to be used to fund construction costs on the Edgewater Moorings at Lakewood Ranch project. During the nine months ended December 31, 2002, a company related to the principal stockholder advanced the Company an aggregate of $250,000 for working capital purposes. This advance is due on demand and bears interest at 12% payable monthly. The Company has additional committed bank lines of credit of approximately $9,252,000 to finance projects currently under development.

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

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     We issued 976,500 shares of our common stock to our employees under our employee stock plan as a bonus. We placed a value of $.13 per share on each share issued.

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

Whitehall Limited, Inc.

February 12, 2003	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

February 12, 2003	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: February 12, 2003

/s/ Ronald Mustari

Ronald Mustari, President and Chief Executive Officer

I, Kay Carter, Chief Financial Officer and Treasurer (principal financial officer) of Whitehall Limited, Inc. certify that:

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

Date: February 12, 2003

/s/ Kay Carter

Kay Carter, Chief Financial Officer and Treasurer

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

PAGE

CONDENSED CONSOLIDATED BALANCE SHEET	F-2
DECEMBER 31, 2002 (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
NINE AND THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4
NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5/6

* * *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
(UNAUDITED)

ASSETS
Cash and cash equivalents	$419,943
Inventories	24,569,149
Property and equipment, net	445,330
Other assets	124,505

Total	$25,558,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$18,363,697
Notes payable – related party	750,288
Accounts payable and accrued expenses	1,989,129
Customer deposits and advances	2,058,801

Total liabilities	23,161,915

Interest of joint venture partner	2,081,824

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	–
Series B, $.10 par value; 2,500,000 shares authorized; none issued	–
Common stock, $.10 par value; 500,000,000 shares authorized;
14,284,812 shares issued and outstanding	1,428,481
Additional paid-in capital	(307,767)
Accumulated deficit	(805,526)

Total stockholders’ equity	315,188

Total	$25,558,927

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue:
Home and lot sales	$8,912,811	$10,427,523	$2,889,935	$2,977,248
Other	35,197	32,467	12,666	7,700

Totals	8,948,008	10,459,990	2,902,601	2,984,948

Costs and expenses:
Cost of sales	8,249,413	8,645,702	2,896,586	2,690,559
Selling	1,198,942	915,072	518,309	293,204
General and administrative	1,095,965	905,914	460,594	266,223
Interest	134,740	92,113	44,280	24,019

Totals	10,679,060	10,558,801	3,919,769	3,274,005

Loss from operations	(1,731,052)	(98,811)	(1,017,168)	(289,057)
Loss applicable to interest of joint
venture partner	282,778	16,698	96,245	16,698

Loss before income taxes	(1,448,274)	(82,113)	(920,923)	(272,359)
Provision for income taxes	(451,730)	(39,600)	(240,790)	(109,400)

Net loss	$(996,544)	$(42,513)	$(680,133)	$(162,959)

Basic loss per share	$(.07)	$–	$(.05)	$(.01)

Basic weighted average shares outstanding	13,376,876	11,235,699	13,506,607	11,241,366

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Operating activities:
Net loss	$(996,544)	$(42,513)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	31,896	31,244
Deferred income taxes	(451,730)	(63,000)
Cost of services paid through issuance of common stock	126,945	41,026
Loss applicable to interest of joint venture partner	(282,778)	(16,698)
Gain on sale of equipment	(12,715)
Changes in operating assets and liabilities:
Inventories	(5,714,289)	(9,984,494)
Other assets	15,158	(88,209)
Accounts payable and accrued expenses	564,559	93,354
Customer deposits and advances	489,291	890,523
Income taxes payable	(108,277)	(3,730)

Net cash used in operating activities	(6,338,484)	(9,142,497)

Investing activities:
Capital contributed by joint venture partner		2,500,000
Purchase of property and equipment	(60,389)	(33,227)
Proceeds from sale of equipment	30,500

Net cash provided by (used in) investing activities	(29,889)	2,466,773

Financing activities:
Proceeds from mortgages and notes payable	10,472,376	12,244,581
Repayments of mortgages and notes payable	(4,899,400)	(5,829,330)
Proceeds from notes payable – related party	751,288
Repayment of notes payable – related party	(1,000)

Net cash provided by financing activities	6,323,264	6,415,251

Net decrease in cash and cash equivalents	(45,109)	(260,473)
Cash and cash equivalents, beginning of period	465,052	950,005

Cash and cash equivalents, end of period	$419,943	$689,532

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$134,740	$92,113

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of December 31, 2002, and its results of operations for the nine and three months ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2002 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended from March 31, 2002 that was previously filed with the SEC.

The results of the Company’s operations for the nine and three months ended December 31, 2002 are not necessarily indicative of the results of operations to be achieved for the full year ending March 31, 2003.

The Company’s significant accounting policies and line of business have not changed from those described in the Form 10-KSB.

Note 2 – Earnings (loss) per common share:
The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended December 31, 2002 and 2001 because there were no dilutive securities outstanding.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Related party transactions:
On June 4, 2002, the Company entered into a $500,000 revolving line of credit agreement with a related party. The principal balance is due and payable eighteen months from the date of the agreement. Borrowings under the line of credit bear interest at 12% which is payable monthly. The line of credit is collateralized by all second deposits due the Company on certain contracts for condominiums located at the Edgewater Moorings at Lakewood Ranch Project, as defined in the agreement. During the nine months ended December 31, 2002, a Company related to the principal stockholder advanced the Company $250,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

Note 4 - Employee stock plan:
During the nine months ended December 31, 2002, the Company issued 976,500 shares of common stock having a value of $126,945 under its employee stock plan.

* * *

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.