Form 10KSB
period 2003-03-31
WHITEHALL LTD INC
filed 2003-06-26
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $13,848,626 for fiscal year ended March 31, 2003.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,284,812 shares of common stock as of March 31, 2003.

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

     THE COMPANY’S BUSINESS. The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company usually range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the west coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties, as well as certain areas of the Southeast Atlantic Coast. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities. At March 31, 2003, the Company had approximately $22,556,000 invested in land and development costs and approximately $8,601,000 invested in homes under construction and furnished models.

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

					Number of
			Number of	Estimated	Units	Estimated
		Status of	Building Lots	Average	Closed/Under	Time of
		Infrastructure	Available to	Selling Price	Construction/	Development
Development	Location	Development	Whitehall	Per Unit	Under Contract	Build-Out

Avalon at the Villages of Palm Aire	Sarasota, Florida	Complete	114	$195,000	113/1/0	Completed
Bermuda Club	Venice, Florida	Complete	10	$200,000	Sold Out	Completed
Heron Creek Golf & Country Club	North Port, Florida	Complete	112	$325,000	61/16/16	60 Months
Lake Jovita	Lake City, Florida	Complete	60	$260,000	11/3/2	60 Months
Lakewood Ranch at Edgewater Moorings	Sarasota, Florida	Incomplete	136	$465,000	0/40/54	48 Months
Calumet Reserve at Lely Resort/Lely Island/Tiger Island	Naples, Florida	Complete	54	$400,000	15/17/11	30 Months
Waterchase	Tampa, Florida	Complete	56	$272,000	1/9/8	36 Months
Ancient Oaks	Ellenton, Florida	Complete	50	$225,000	0/1/1	48 Months
The Oaks	Sarasota, Florida	Complete	2	$1,500,000	0/2/0	12 Months
Miramar Village at Lakewood Ranch	Sarasota, Florida	Incomplete	172	$283,600	0/0/0	48 Months
Shadowmoss	North Port, Florida	Incomplete	70	$150,000	0/0/0	24 Months
Grand Haven	Palm Coast, Florida	Incomplete	90	$325,000	0/0/0	36 Months
World Golf Village	St. Augustine, Florida	Incomplete	150	$287,000	0/0/0	48 Months

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

     EMPLOYEES. As of March 31, 2003, the Company had 29 employees, all of which are full time.

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

     As of March 31, 2003, there were approximately 433 shareholders of record of the Company’s Common Stock.

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

     During the year ended March 31, 2003 the Company issued 9,000 shares of Common Stock to certain of its employees under its employee stock plan as a bonus. The Company placed a value of $.13 per share on each share issued. In addition, the Company issued 967,500 shares of common stock to certain of its employees as a bonus during December, 2002. The Company placed a value of $.13 per shares on each share issued. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the Company’s employee stock plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Form 10-KSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in “Management’s Discussion and Analysis or Plan of Operations.” Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the Company’s other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Revenue recognition:

We recognize our revenue from the sale of either the home or related options when title to the home is conveyed to the buyer subject to the buyer’s financial commitment being sufficient to provide economic substance to the transaction.

Fair value of equity instruments:

We estimate the fair value of our common stock, warrants and options using a fair value based method that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). All issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. During the year ended March 31, 2003, we issued a total of 976,500 shares of our common stock to employees, primarily as a bonus, and estimated that these shares had a fair value of $.13 per share and recorded a non-cash compensation charge of $126,945.

Valuation of Long-Lived Assets

We assess the recoverability of long-lived assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through March 31, 2003, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

Results of operations for the year ended March 31, 2003 as compared to the year ended March 31, 2002:

The Company is presently engaged in the development of the following projects:

		Estimated	Number of
		Average	Units
	Total	Selling	To Close	Units Closed
	Number of	Price	As of	Years Ended
Project	Units	Per Unit	3/31/03	3/31/03	3/31/02

Avalon at The Villages of Palm Aire	114	$195,000	1	3	36
Bermuda Club	10	$200,000	0	1	3
Calumet Reserve at Lely Resort	54	$400,000	39	13	2
Ancient Oaks	80	$225,000	80	0	0

		Estimated	Number of
		Average	Units
	Total	Selling	To Close	Units Closed
	Number of	Price	As of	Years Ended
Project	Units	Per Unit	3/31/03	3/31/03	3/31/02

Heron Creek Golf & Country Club	112	$325,000	51	28	23
Lake Jovita	60	$260,000	49	7	3
Waterchase	56	$272,000	55	1	0
The Moorings at Lakewood Ranch	136	$465,000	136	0	0
Miramar at Lakewood Ranch	172	$283,600	172	0	0
World Golf Village	150	$287,000	150	0	0
Grand Haven	90	$325,000	90	0	0
Shadowmoss	70	$150,000	70	0	0
Off Site			2	0	0

Totals			895	53	67

Results of operations:

The following table sets forth operating data as a percentage of revenue:

	Year ended
	March 31

	2003	2002

Revenues:
Home and lot sales	99%	100%
Other	1%	0%

Total	100%	100%

Costs and Expenses:
Cost of sales	86%	81%
Selling, general and administrative	23%	17%
Interest	1%	1%

Total	110%	99%

Operating income (loss)	-10%	1%

Revenues:

     Home and lot sales:

The Company’s home and lot sales decreased by approximately $1,027,000 to approximately $13,771,000 for the year ended March 31, 2003 as compared to approximately $14,797,000 for the year ended March 31, 2002. Although the number of units closed during the year ended March 31, 2003 was less than that of the prior year, the Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as selling an increased number of options per unit. In addition, the Company continued certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price, including lots, on the 53 units closed during the year ended March 31, 2003 was approximately $260,000 as compared to approximately $221,000 for the 67 units closed during the year ended March 31, 2002. Although the average selling price increased, the Company closed fourteen less units in the year ended March 31, 2003 as compared to the year ended March 31, 2002.

Costs and expenses:

     Cost of sales:

Cost of sales decreased by approximately $116,000 to approximately $11,915,000 for the year ended March 31, 2003 as compared to approximately $12,031,000 for the year ended March 31, 2002. The cost as a percent of sales approximated 86% and 81% for the years ended March 31, 2003 and 2002, respectively. Although total cost of sales has decreased due to closing fewer homes than the prior year, the increase in the cost of sales as a percent of sales can be attributed to the following:

(1)	During 2002, the Company closed more units in the Heron Creek project than in the prior year. The cost associated with the land in the Heron Creek project is greater than that of other projects. When the Company bought out its former partner in this project, the former partner was paid an amount exceeding book value. This excess value was allocated to the land in the project, thereby increasing the cost of the land.

(2)	During the later part of 2001, the Company was developing larger projects and began to incur construction delays, thereby increasing the carrying cost of the units closed. Currently, the Company has two major communities, Edgewater Moorings at Lakewood Ranch (136 units) and Waterchase (56 units) in which delays in final governmental approvals significantly impacted construction schedules and building programs. The Company has resolved all significant issues related to these approvals, and the first closings for both communities occurred either in the fourth quarter of fiscal 2003 or the first quarter of fiscal 2004. Also, the Company has continued to add additional project superintendents to circumvent construction delays in the future. Additional operational staff has also been added to enhance efficiencies in permitting and scheduling.

     Selling expenses:

Selling expenses increased by approximately $234,000 to approximately $1,548,000 for the year ended March 31, 2003 as compared to approximately $1,313,000 for the year ended March 31, 2002. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale and the associated staffing and marketing costs associated with these new projects. The increased use of outside realtors and promotional expenses associated with several new developments also affected overall selling costs for the year. The selling expenses as a percent of sales approximated 11% for the year ended March 31, 2003 as compared to 9% for the year ended March 31, 2002.

     General and administrative expenses:

General and administrative expenses increased by approximately $303,000 to approximately $1,580,000 for year ended March 31, 2003 as compared to approximately $1,276,000 for the year ended March 31, 2002. This increase was a result of increased project staffing requirements during the year related to new communities in development as well as a non-cash charge of approximately $127,000 resulting from the issuance of 976,500 shares of common stock to its employees primarily as a bonus, and additional non-field employees necessary to staff current and future projects.

     Interest:

Interest expense increased by approximately $62,000 to $184,000 for the year ended March 31, 2003 as compared to approximately $122,000 for the year ended March 31, 2002. Total debt outstanding has increased for the year. However, when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the year has been capitalized rather than expensed.

     Net income (loss):

As a result of the aforementioned, the Company’s operating income decreased by approximately $1,470,000 to approximately $(1,377,000) for the year ended March 31, 2003 as compared to approximately $93,000 for the year ended March 31, 2002. However, approximately $161,000 of the Company’s loss incurred during the year ended March 31, 2003, as compared to approximately $135,000 of the Company’s loss incurred during the year ended March 31, 2002, was attributable to the Whitehall Quality Homes at Edgewater Moorings joint venture and allocable to the Company’s joint venture partner in proportion to its capital contribution (see Note 5 of the Company’s Annual Report). As such, after the provision for income taxes of approximately $(450,000) for the year ended March 31, 2003 and approximately $84,000 for the year ended March 31, 2002, the Company’s net income decreased by approximately $910,000 to approximately $(766,000) or $(0.06) basic earnings per share for the year ended March 31, 2003 as compared to approximately $144,000 or $0.01 basic earnings per share for the year ended March 31, 2002. The basic earnings per share was computed on the weighted average number of shares outstanding of 13,600,750 and 11,672,642 for the years ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources:

As of March 31, 2003, the Company had net assets of approximately $545,000 including cash and cash equivalents of approximately $2,754,000. During the year ended March 31, 2003, the Company’s cash position increased by approximately $2,289,000. Its operating activities utilized approximately $11,508,000 of cash. This was primarily caused by the Company funding the net loss including the loss applicable to its joint venture partner and an increase in inventories of approximately $12,302,000, offset by an increase in accounts payable and accrued expenses and customer deposits of approximately $1,557,000 and $132,000, respectively. This utilization was effected through the Company’s financing activities. The Company’s financing activities provided approximately $12,026,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $18,008,000 offset by repayments of approximately $7,004,000. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. In addition, in 2003, the Company received capital contributions of approximately $1,800,000 from the Company’s joint venture partner in the Miramar at Lakewood Ranch project.

During the year, the Company entered into and received $500,000 under a $500,000 revolving line of credit agreement with a company related to Ronald Mustari, of which $1,000 was repaid during the year, to be used to fund construction costs on the Edgewater Moorings at Lakewood Ranch project. This revolving credit line bears interest payable monthly at 12% and is collateralized by all second deposits due the Company on certain contracts for condominiums located at the Edgewater Moorings at Lakewood Ranch Project, as defined in the agreement. As of March 31, 2003, a company related to Ronald Mustari advanced the Company approximately $523,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

As a result of construction delays and the introduction of new products, the Company has accumulated a significant backlog of homes expected to be delivered in the next fiscal year. As of March 31, 2003, contracts are in place with qualified third parties for closing more than 92 homes, of which 91 are scheduled to close in the next fiscal year. The anticipated revenue associated with these contracts totals $32,435,000, of which $32,057,000 is associated with units scheduled to close in the fiscal year ending March 31, 2004, and the remaining $378,000 is associated with units scheduled to close in the fiscal year ending March 31, 2005. The table below summarizes the contracts and associated revenue in place as of March 31, 2003:

	Units	Contract	To Close		To Close
	Under	Price	As of 3/31/04		As of 3/31/05
Project	Contract	Total	Units	$	Units	$

Calumet Reserve at Lely Resort	11	$3,298,000	11	$3,298,000	0	$—

Ancient Oaks	1	$196,000	1	$196,000	0	$—

Heron Creek Golf & Country Club	16	$4,489,000	16	$4,489,000	0	$—

Lake Jovita	2	$461,000	2	$461,000	0	$—

Waterchase	8	$2,469,000	8	$2,469,000	0	$—

The Moorings at Lakewood Ranch	54	$21,522,000	53	$21,144,000	1	$378,000

TOTAL	92	$32,435,000	91	$32,057,000	1	$378,000

Factors Affecting Future Operating Results:

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

Operating Results

     We incurred a net loss of $766,317 for the year ended March 31, 2003. As of March 31, 2003, our accumulated deficit was $575,299. We will need to generate significant revenues to achieve and maintain profitability, and although we have significant sales contracts in house, there is no assurance we will be able to do so. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

Quarterly Financial Results

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Certain months or quarters have historically experienced a greater volume of home and lot sales. As a result, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of investors. In this event, once our common stock is traded, the price of our common stock may fall.

Outstanding Debt; Potential Adverse Effect of Indebtedness on Future Operations

     As of March 31, 2003, the outstanding indebtedness of the Company was $30,050,000 and the Company had stockholders’ equity of approximately $545,000. In addition, the Company may incur additional indebtedness in the future, some of which may be secured. The Company’s ability to make required debt service payments in the future will be dependent on the Company’s operating results, which are subject to financial, economic and other factors affecting the Company that are beyond its control. No assurance can be given that the Company will be able to make required debt service payments.

     The degree to which the Company is leveraged could have an adverse impact on the Company, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for operations and future business opportunities.

General Real Estate, Economic, Interest Rates and other Conditions

     The homebuilding industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and housing demand. In addition, homebuilders are subject to various risks, many of them outside the control of the homebuilder, including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations and increases in real estate taxes and other local government fees. The Company cannot predict whether interest rates will be at levels attractive to prospective homebuyers. If interest rates increase, and in particular mortgage interest rates, the Company’s business could be adversely affected.

Geographic Concentration

     Presently, the Company’s development, construction and marketing activities are concentrated primarily in a five county area comprised of Sarasota, Manatee, Collier, Pasco & Hillsborough counties, Florida. As of the date of this report, Company’s management believes that this area is experiencing reasonably strong demand for single family homes such as those being marketed and which will be marketed by the Company. Market demand for residential housing can fluctuate considerably as a result of local economic conditions, and factors such as unemployment levels in the market area, increase in interest rates, particularly mortgage interest rates, increases in costs of building lots, materials and labor, competitive overbuilding, changes in government regulations and adverse weather conditions may adversely affect such demand. No assurance can be given that adverse factors affecting such demand will not develop in the future which materially and adversely affect the Company’s business and results of operations.

Reliance Upon Key Personnel

     The success of the Company will depend upon the personal efforts and abilities of the senior management of the Company. The Company’s ability to operate successfully and manage its potential growth depends on its ability to attract and retain highly qualified technical, managerial, sales, marketing and financial personnel. The Company faces competition for qualified personnel in these areas, and the Company cannot be certain that it will be able to attract and retain qualified personnel. The loss of key personnel, particularly Ron Mustari, the Company’s President, or the Company’s inability to hire and retain additional qualified personnel in the future could adversely affect its business. The Company’s key employees, including those with employment or consulting agreements, may voluntarily terminate their employment with the Company at any time.

Competition

     The homebuilding industry is highly competitive and fragmented. The Company competes in each of its markets with numerous national, regional and local homebuilders, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Builders of new homes compete not only for homebuyers, but also for desirable properties, raw materials, and skilled subcontractors. The Company also competes for residential sales with individual sales of existing homes and available rental housing. No assurance can be given that the Company will be able to effectively compete on a continuing basis.

Regulation and Environmental Matters

     The housing industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state, and local laws and regulations including zoning and density requirements, building, environmental, advertising and consumer credit rules and regulations, as well as other rules and regulations in connection with its homebuilding and sales activities. These include requirements as to building materials to be used, building designs and minimum elevation of properties. The Company’s homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA, respectively, are subject to inspection by the FHA or VA. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given homebuilding site vary greatly according to the site’s location, environmental condition, and present and former uses. These regulations and environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain regions or areas, which could have an adverse effect on the Company’s business and results of operations.

Acceptance by Market

     The Company typically positions itself in a niche where volume homebuilders and local custom homebuilders do not compete. Selection of homes offered have more amenities and greater design flexibility than homes offered by volume builders, at prices that are generally more affordable than those charged by local custom builders. The Company generally offers between five and ten home designs that it believes will appeal to local homebuyers at each of its subdivisions, but is prepared to offer additional building plans and options that may be more suitable or desirable to homebuyers. The Company believes that its ability to cater to the design tastes and desires of the prospective homebuyer at competitive prices, even at the entry-level, distinguishes it from many of its competitors. However, the Company cannot be certain it will be able to develop an effective sales force with the requisite knowledge and skill to fully exploit the sales potential of its products and services. Furthermore, the Company cannot guarantee that its sales force will be able to successfully promote market acceptance of and create demand for the Company’s products and services.

Related Party Transactions and Possible Conflicts of Interest

     Current and former officers, directors, and principal stockholders of the Company, including Ron Mustari, a director and president of the Company, have directly or indirectly entered into various transactions with the Company. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” A majority of the Board of Directors consists of persons who are either executive officers, principal stockholders or both. Thus, there exists the potential for conflicts of interest in transactions between the Company and such persons or entities in which they have an interest. The Company will attempt to insure that any such transactions are entered into on terms no less favorable than could be obtained in transactions with unrelated third parties.

ITEM 7. FINANCIAL STATEMENTS.

     The Company’s consolidated financial statements and the report of Independent Public Accountants, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

Ronald Mustari	60	President, Chief Executive Officer and Director
Joanne Mustari	56	Secretary
Jerry Andrews	60	Executive Vice President and Director
Kay Carter	43	Chief Financial Officer
Al Trellis	55	Director

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

     KAY CARTER held the position of Vice President of Finance and Controller with Comdial Corporation in Sarasota, Florida and Charlottesville, Virginia prior to joining the Company. At Comdial Corporation, Ms. Carter was responsible for accounts receivable, collections, invoicing, accounts payable, inventory, payroll, human resources, banking, taxes, and accounting information systems. Ms. Carter was formerly Executive Vice President and Controller for Key Voice Technologies, Inc. in Sarasota, Florida. Ms. Carter began with Key Voice Technologies in 1995 where she established all financial and accounting systems for an emerging telecommunications and voice processing software business. She was responsible for accounts receivable, collections, invoicing, accounts payable, inventory, payroll, human resources, banking, taxes, and accounting information systems. Subsequent to the acquisition of Key Voice Technologies as a wholly owned subsidiary of Comdial Corporation, Ms. Carter remained as an officer of the corporation responsible for administration, accounting, finance, and human resources.

     For almost ten years prior to her affiliation with Key Voice Technologies, Ms. Carter was a consultant with the Special Services Group of Ernst & Young. Ms. Carter served with the consulting group based in New Orleans, Louisiana, and was responsible for providing services for Ernst & Young clients throughout the Southeast United States. Ms. Carter earned a Bachelor of Arts degree magna cum laude from Tulane University, New Orleans Louisiana, in 1981. She earned a Masters of Business Administration in Accounting and Finance from the A.B. Freeman School of Business, Tulane University, in 1986 where she was elected to Beta Gamma Sigma National Business honorary and Beta Alpha Psi National Accounting honorary. Since May 1986, she has been a Certified Public Accountant.

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

KEY EMPLOYEES OF THE COMPANY

     DANIEL LUCAS, age 42, has been employed by the Company for approximately 11 years as a new home sales representative, project sales manager, and Vice President, New Home Sales. In his present capacity as Gulf Coast Regional President, Mr. Lucas is responsible for sales, construction, planning and sales budgeting for all of the Company’s developments in the Gulf Coast Region. In this capacity, Mr. Lucas hires, trains and supervises the sales staff utilized by the Company in its various developments. Mr. Lucas also provides recommendations to the Company with respect to residential unit redesign (with a view to enhancing buyer acceptance) and is responsible for new home quality control as well as the sponsorship of homeowner association matters.

     LYNN PEPKOWSKI, age 39, is going into her 20th year as an executive in the home building industry and has held positions in construction administration, purchasing, and personnel management with some of the most successful builders in the Gulf Coast area. Ms. Pepkowski is currently the Director of Operations and is responsible for the day-to-day operations of the construction department which includes customer liaisons, design centers, sales support, purchasing, permitting, and construction management. She is on the Board of Directors of the Sarasota County Home Builders Association as Membership Chair and is actively involved in its endeavors to promote the home building industry.

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

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended March 31, 2003 with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information regarding compensation paid to the Company’s President and Chief Executive Officer during the fiscal years ended March 31, 2001, 2002 and 2003. Except as listed in the table below, no executive officer received total annual salary and bonus in excess of $100,000. No officer listed in the table below has been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

ANNUAL COMPENSATION

					Other
					Annual
					Compen-
Name And Principal Position	Fiscal Year	Salary	Bonus		sation

Ronald Mustari, President	2003	$140,000	$29,250	(1)	-0-
and Chief Executive Officer	2002	$140,000	-0-		-0-
	2001	$119,999	-0-		-0-

(1)	Consists of 225,000 shares valued by the Company at $.13 per share which were issued to Mr. Mustari and his wife as a bonus.

DIRECTOR COMPENSATION

     The Company does not currently compensate its directors.

EMPLOYEE STOCK BONUS PLAN

     The Company adopted an employee stock bonus plan effective June 14, 2000 pursuant to which each of the Company’s employees will receive up to a total of 2,500 shares as a bonus upon completion of 24 months of service with the Company. A total of 31,000 shares had been issued under the stock bonus plan as of March 31, 2003. The stock bonus plan has not been approved by the Company’s stockholders. In addition, during December, 2002, the Company issued 967,500 shares to certain of its employees as a bonus.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 31, 2003, there were 14,284,812 shares of the Company’s Common Stock outstanding. The following table sets forth certain information with respect to beneficial ownership of the Company’s outstanding Common Stock as of March 31, 2003 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors of the Company as a group.

	NUMBER OF
	SHARES	PERCENTAGE
NAME AND ADDRESS	BENEFICIALLY	OF
OF BENEFICIAL OWNER	OWNED	CLASS

Ronald and Joanne Mustari	8,555,160	59.9%
467 Walls Way Osprey, FL 38229

Kay Carter 290 Cocoanut Avenue Sarasota, Florida 34236	50,000	*

Al Trellis 205 East Ridgeville Blvd., Ste. C Mt. Airy, MD. 21771	52,500 (2)	*

Andrews and Associates, Inc. 7669 Fairway Woods Sarasota, FL 34236	1,321,011 (1)	9.3%

All executive officers and directors as a group (5 persons)	9,978,671	69.9%

*	Less than 1%

(1)	Includes 250,000 shares held by each of Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr. (a total of 750,000 shares) who are brothers and who are officers, directors and principal shareholders of Andrews and Associates, Inc. Messrs. Patrick, Gregory and Jerome Andrews are the sons of Jerry Andrews, an officer and director of the Company.

(2)	Includes 52,500 shares owned by Home Builders Network of which Mr. Trellis is President.

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

     On June 4, 2002, the Company entered into a $500,000 revolving line of credit agreement with a company related to Ronald Mustari, of which $499,000 is outstanding as of March 31, 2003. The principal balance is due and payable eighteen months from the date of the agreement. Borrowings under the line of credit bear interest at 12% which is payable monthly. The line of credit is collateralized by all second deposits due the Company on certain contracts for condominiums located at the Edgewater Moorings at Lakewood Ranch Project, as defined in the agreement. As of March 31, 2003, a Company related to Ronald Mustari advanced the Company approximately $523,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)	Financial Statements. The following documents are filed as part of this report:

Reports of Independent Public Accountants

Consolidated Balance Sheet as of March 31, 2003

Consolidated Statements of Operations for the years ended March 31, 2003 and 2002

Consolidated Statements of Changes to Stockholder’s Equity for the years ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

(b)	Reports of Form 8-K:

No reports on Form 8-K were filed by the Registrant.

ITEM 14. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-4 within 90 days of the filing date of this annual report. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Amendment to Articles of Incorporation**
3.4	Articles of Amendment to Articles of Incorporation**
10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999*
10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto*
10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.*
10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC**
10.5	Limited Partnership Agreement dated March 12, 2003 between Whitehall Homes at Miramar, Inc. and Miramar Investment Group One, LLC.
21.1	Subsidiaries of the Registrant
99.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350
99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

*	Incorporated by reference to Registrant’s Form 10-SB, as amended.
**	Incorporated by reference to Registrant’s Form 10-KSB for fiscal year ended March 31, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2003.

WHITEHALL LIMITED, INC.

By	/s/ Ronald Mustari

Ronald Mustari President and Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Mustari Ronald Mustari	President, Chief Executive Officer and Director	June 25, 2003

/s/ Kay Carter Kay Carter	Chief Financial Officer and Principal Accounting Officer	June 25, 2003

/s/ Jerry Andrews Jerry Andrews	Director	June 25, 2003

CERTIFICATIONS

I, Ronald Mustari, President and Chief Executive Officer (principal executive officer) of Whitehall Limited, Inc. certify that:

1.     I have reviewed this annual report on Form 10-KSB of Whitehall Limited, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/ Ronald Mustari

Ronald Mustari, President and Chief Executive Officer

I, Kay Carter, Chief Financial Officer and Treasurer (principal financial officer) of Whitehall Limited, Inc. certify that:

1.     I have reviewed this annual report on Form 10-KSB of Whitehall Limited, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

/s/ Kay Carter

Kay Carter, Chief Financial Officer and Treasurer

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Whitehall Limited, Inc.

We have audited the accompanying consolidated balance sheet of WHITEHALL LIMITED, INC. AND SUBSIDIARIES as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Limited, Inc. and Subsidiaries as of March 31, 2003, and their results of operations and cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Roseland, New Jersey	J.H. Cohn LLP
May 19, 2003

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 2003

ASSETS
Cash and cash equivalents	$2,753,721
Inventories	31,156,924
Property and equipment, net	434,588
Other assets	254,299

Total	$34,599,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$23,794,935
Notes payable — related party	1,022,038
Accounts payable and accrued expenses	3,531,619
Customer deposits and advances	1,701,972

Total liabilities	30,050,564

Interest of joint venture partners	4,003,553

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,284,812 shares issued and outstanding	1,428,481
Additional paid-in capital	(307,767)
Accumulated deficit	(575,299)

Total stockholders’ equity	545,415

Total	$34,599,532

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2003 AND 2002

	2003	2002

Revenue:
Home and lot sales	$13,770,506	$14,797,471
Other	78,120	37,465

Totals	13,848,626	14,834,936

Costs and expenses:
Cost of sales	11,914,627	12,030,802
Selling	1,547,540	1,313,232
General and administrative	1,579,515	1,276,218
Interest	184,310	121,838

Totals	15,225,992	14,742,090

Income (loss) from operations	(1,377,366)	92,846
Loss applicable to interest of joint venture partners	161,049	135,398

Income (loss) before income taxes	(1,216,317)	228,244
Provision for income taxes	(450,000)	84,200

Net income (loss)	$(766,317)	$144,044

Basic earnings (loss) per share	$(.06)	$.01

Basic weighted average shares outstanding	13,600,750	11,672,642

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2003 AND 2002

	Series A					Retained
	Preferred Stock		Common Stock		Additional	Earnings
					Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance, April 1, 2001	2,061,946	$206,195	8,951,500	$895,150	$(151,572)	$46,974	$996,747
Issuance of common stock as payment for compensation			16,500	1,650	3,390		5,040
Issuance of common stock as payment for consulting services			216,420	21,642	17,314		38,956
Conversion of preferred stock	(2,061,946)	(206,195)	4,123,892	412,389	(206,194)
Net income						144,044	144,044

Balance, March 31, 2002	—	—	13,308,312	1,330,831	(337,062)	191,018	1,184,787
Issuance of common stock as payment for compensation			976,500	97,650	29,295		126,945
Net loss						(766,317)	(766,317)

Balance, March 31, 2003	—	$—	14,284,812	$1,428,481	$(307,767)	$(575,299)	$545,415

See Notes to Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003 AND 2002

	2003	2002

Operating activities:
Net income (loss)	$(766,317)	$144,044
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	42,637	46,467
Deferred income taxes	(9,936)	(63,000)
Cost of services paid through issuance of common stock	126,945	43,996
Loss applicable to interest of joint venture partners	(161,049)	(135,398)
Gain on sale of equipment	(12,615)
Changes in operating assets and liabilities:
Inventories	(12,302,064)	(11,558,198)
Other assets	(114,636)	(81,679)
Accounts payable and accrued expenses	1,556,978	297,812
Customer deposits and advances	132,462	99,999

Net cash used in operating activities	(11,507,595)	(11,205,957)

Investing activities:
Capital contributed by joint venture partners	1,800,000	2,500,000
Purchase of property and equipment	(62,223)	(49,390)
Proceeds from sale of equipment	32,235
Insurance proceeds on property and equipment		16,161

Net cash provided by investing activities	1,770,012	2,466,771

Financing activities:
Proceeds from mortgages and notes payable	18,008,042	15,086,719
Repayments of mortgages and note payable	(7,003,828)	(6,832,486)
Proceeds from notes payable — related party	1,023,038
Repayment of notes payable — related party	(1,000)

Net cash provided by financing activities	12,026,252	8,254,233

Net increase (decrease) in cash and cash equivalents	2,288,669	(484,953)
Cash and cash equivalents, beginning of year	465,052	950,005

Cash and cash equivalents, end of year	$2,753,721	$465,052

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$184,599	$121,838

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

     Principles of consolidation:

The consolidated financial statements include the accounts of Whitehall, its wholly-owned subsidiaries and its investments in controlled joint ventures. All significant intercompany accounts have been eliminated in consolidation.

     Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

     Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents includes all cash balances and highly-liquid investments with a maturity of three months or less when acquired. The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company’s cash and cash equivalents exceed the current amount insured under the Federal Deposit Insurance Corporation of $100,000. At March 31, 2003, the Company had cash and cash equivalents balances that exceed Federally insured limits by approximately $2,648,000.

     Inventories:

Inventories are stated at cost (determined by the specific identification method), which is not in excess of market value.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Operations and summary of significant accounting policies (continued):

     Capitalization of interest and other costs:

Interest cost incurred during construction is capitalized and charged to operations as the units are sold or placed in service. The Company incurred interest cost of $780,809 and $431,764, of which $596,499 and $309,926 were capitalized in 2003 and 2002, respectively.

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

     Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations approximated $210,000 and $200,000 in 2003 and 2002, respectively. The cost of furnishing model units is capitalized and charged to operations as units are sold.

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

     Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Basic and diluted earnings (loss) per share were the same in 2003 and 2002 since the Company had no dilutive securities during those years.

     Reclassification:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Note 2 — Inventories:

     Inventories consist of the following at March 31, 2003:

Land	$14,134,353
Development costs	8,421,397
Homes under construction	8,601,174

Total	$31,156,924

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Property and equipment:

     Property and equipment consist of the following at March 31, 2003:

Land — office buildings, Sarasota, Florida	$68,097
Building	269,551
Equipment	7,043
Vehicles	175,574

520,265
Less accumulated depreciation	85,677

Total	$434,588

Note 4 — Mortgages and notes payable:

     Mortgages and notes payable consist of the following at March 31, 2003:

Land and land development loans collateralized by land and land improvements prior to building activities:
Whitehall Quality Homes at Edgewater Moorings (“Moorings”) — interest at .75% over prime rate	$10,125,342
Whitehall Homes at Miramar, Ltd. (“Miramar”) — interest at 4.75%	2,139,581
Lely Resorts — interest at 1% over prime rate	673,000
The Heathers at Lake Jovita — interest ranging from ..75% to 1% over prime rate to 7.55%	1,030,026
Waterchase — interest at 1% over prime rate	1,138,735
Ancient Oaks — interest ranging from .5% to .75% over prime rate	1,815,636
Shadowmoss — interest at 1% over prime rate	637,500
Unsecured note; interest at 1% over prime rate	91,000
Construction loans — collateralized by specific homes under construction, interest at .75% over prime to 7%; maximum loans may not exceed $7,360,560 at March 31, 2003	5,129,462
Notes payable:
Collateralized by mortgage on land and buildings, interest at 8.75% through March 26, 2006 at which time the rate will be 3% over the weekly average yield on the five year U.S. Treasury rate, as defined. The note is payable in monthly installments of $3,534 including interest and is due March 26, 2021	385,187
Collateralized by equipment and vehicles with interest ranging from 0% to 10.5%, payable $3,962 per month as of March 31, 2003	130,466
Collateralized by a second trust deed on lots payable when sold with interest at 12% payable monthly, due November 1, 2003	264,000
Collateralized by stock of the Company, interest at 7% payable in monthly installments of $5,000 for 11 months and one installment of $30,000, due February 28, 2004	85,000
Collateralized by mortgage on property, interest at 8.75%. The Note is payable in monthly installments of interest only and is due October 16, 2004	150,000

Total	$23,794,935

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Mortgages and notes payable (concluded):

Principal payment requirements on mortgages and notes payable in years subsequent to March 31, 2003 and thereafter are as follows:

Year Ending
March 31,	Amount

2004	$7,785,628
2005	12,816,202
2006	673,264
2007	27,289
2008	22,393
Thereafter	2,470,159

Total	$23,794,935

Note 5 — Joint ventures:

     Moorings:

The Company entered into a Limited Partnership Agreement (the “Agreement”) for the purpose of developing and selling the Moorings, a 136 single-family condominium development. The Agreement requires the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2001, the Company’s joint venture partner contributed $2,500,000 to the joint venture. The Company’s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2,500,000. During the years ended March 31, 2003 and 2002, the Moorings recognized a loss of $161,049 and $135,398, respectively, all of which was allocated to the Limited Partner in proportion to its initial capital contribution.

As a result of the aforementioned agreement, the Company was able to obtain an acquisition and development (“A&D Loan”) loan in the amount of $6,500,000 and additional line of credit in the amount of $4,000,000 that is being utilized to fund the initial development costs of the joint venture project. Effective March 20, 2003, the Agreement was amended to increase the A&D Loan to $7,250,000 and increase the line of credit amount to $6,000,000.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Joint ventures (concluded):

     Miramar:

On March 12, 2003, the Company entered into another limited partnership agreement for the purpose of developing and selling Miramar, a 172 residential unit condominium development. The limited partnership agreement requires the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During March 2003, the Company’s joint venture partner contributed $1,800,000 to the joint venture. The Company’s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2,050,000.

Note 6 — Preferred stock:

As of March 31, 2003, the Company was authorized to issue up to 100,000,000 shares of Series A preferred stock and up to 2,500,000 shares of Series B preferred stock each with a par value of $.10 per share. Each series of stock may be issued with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation.

On March 29, 2001, the Board of Directors authorized the issuance of 2,061,946 shares of Series A preferred stock, at a value of $.30 per share, to its principal stockholder in order to satisfy its remaining obligation to its principal stockholder of $618,585. The preferred shares had a two-for-one conversion feature to common stock, as well as, rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company’s common stock including one vote for each share held on all matters to be voted on by the Company’s stockholders. On January 14, 2002, the Company’s Board of Directors approved the principal stockholder’s request to convert his 2,061,946 shares of Series A preferred stock into 4,123,892 shares of common stock.

On February 15, 2002, the Company’s Board of Directors approved the amendment of the Company’s Articles of Incorporation authorizing the issuance of 2,500,000 Series B preferred stock with a three-for-one conversion feature to common stock, as well as, rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company’s common stock including one vote for each share held on all matters to be voted on by the Company’s stockholders. Such shares were to be sold in a private placement, which commenced during March 2002, on a best efforts basis at $2 per share, through August 15, 2002, unless extended. The Company was unsuccessful in its efforts to sell any of these shares.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income taxes:

The provision for income taxes in 2003 and 2002 consisted of the following:

	2003	2002

Federal:
Current	$(378,000)	$125,900
Deferred	(8,553)	(54,200)

Totals	(386,553)	71,700

State:
Current	(62,064)	21,300
Deferred	(1,383)	(8,800)

Totals	(63,447)	12,500

Totals	$(450,000)	$84,200

The provision for income taxes in 2003 and 2002 differs from the provision computed using the Federal statutory rate of 34% and the Company’s income (loss) before income taxes as a result of the following:

	2003	2002

Expected provision at Federal statutory rate	(34)%	34%
Effect of:
State income taxes, net of Federal income taxes	(3)	4
Other	—	(1)

Effective tax rate	(37)%	37%

As of March 31, 2002, deferred tax liabilities were attributable to temporary differences related to different book and tax basis in the land development cost attributable to units sold in 2003. As of March 31, 2003, deferred tax assets and liabilities were immaterial.

Note 8 — Employee benefit plan:

The Company has defined contribution 401(k) plan that allows employees to defer a portion of their salaries for tax purposes through contributions to the plan. The Company contributes an amount equal to 3% of the employees’ salaries. Company contributions to the plan amounted to approximately $22,000 and $16,000 in 2003 and 2002, respectively.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Related party transactions:

On June 4, 2002, the Company entered into a $500,000 revolving line of credit agreement with a related party of which $499,000 is outstanding as of March 31, 2003. The principal balance is due and payable eighteen months from the date of the agreement. Borrowings under the line of credit bear interest at 12% which is payable monthly. The line of credit is collateralized by all second deposits due the Company on certain contracts for condominiums located at the Edgewater Moorings at Lakewood Ranch Project, as defined in the agreement. As of March 31, 2003, a Company related to the principal stockholder advanced the Company approximately $523,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

Note 10 — Lease commitments:

The Company leases equipment under operating leases expiring through 2005. Minimum lease payments under the noncancelable operating leases in years subsequent to March 31, 2003 are $37,404 in 2004 and $17,804 in 2005. Rent expense amounted to $65,428 and $52,054 in 2003 and 2002, respectively.

Note 11 — Stock option plan:

In March 2001, the Company’s Board of Director’s approved, subject to ratification by the stockholders, the Company’s Stock Option Plan (the “Plan”) whereby options for the purchase of up to 5,000,000 shares of the Company’s common stock may be granted to key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and nonemployee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company’s common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years. As of March 31, 2003, no stock options have been granted under the Plan.

Note 12 — Consulting agreement:

The Company has a five-year consulting agreement with Andrews & Associates, Inc., a company in which one of its stockholders is an officer, director and stockholder of the Company. The agreement, which contains a three-year renewal option, presently provides for consulting services at an annual fee of $115,000 in the areas of sales and marketing, land acquisition and development and finance. The aforementioned agreement provides for the following payments in years subsequent to March 31, 2003: $115,000 in 2004 and $24,000 in 2005.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Litigation:

In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, resolution of these claims is not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 14 — Employee stock plan:

On June 14, 2000, the Company adopted an employee stock plan whereby the Company will issue 500 shares of common stock to each employee upon completing six months of service, an additional 1,000 shares of common stock upon completing eighteen months and twenty-four months of service, respectively, for a total of 2,500 shares of common stock if the employee completes twenty-four months of service. During the years ended March 31, 2003 and 2002, the Company issued 9,000 and 16,500 shares of common stock having values of $1,170 and $5,040, respectively, under the employee stock plan.

In addition, during December 2002, the Company issued 967,500 shares of common stock having a value of $125,775 to its employees in lieu of bonuses.

Note 15 — Fair value of financial instruments:

The Company’s financial instruments at March 31, 2003 consisted of cash and cash equivalents, accounts payable and accrued expenses, mortgages, notes payable and notes payable — related party. In the opinion of management, cash and cash equivalents, accounts payable and accrued expenses were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its related party, there is no practical method that can be used to determine the fair value of the note payable — related party. The Company believes that the carrying value of its mortgages and notes payable approximates fair value since the majority of its mortgages and notes payable have a floating interest rate and its fixed rate mortgages were recently entered into.

* * *

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Amendment to Articles of Incorporation**
3.4	Articles of Amendment to Articles of Incorporation**
10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999*
10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto*
10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.*
10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC**
10.5	Limited Partnership Agreement dated March 12, 2003 between Whitehall Homes at Miramar, Inc. and Miramar Investment Group One, LLC.
21.1	Subsidiaries of the Registrant
99.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. §1350
99.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350

*	Incorporated by reference to Registrant’s Form 10-SB, as amended.
**	Incorporated by reference to Registrant’s Form 10-KSB for fiscal year ended March 31, 2002.