Form 10QSB
period 2003-06-30
WHITEHALL LTD INC
filed 2003-08-13
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The current focus of the Company is on middle- to higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Results of operations for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 were as follows:

Revenues:

     Home and Lot Sales:

The Company’s home and lot sales increased by approximately $1,978,000 to approximately $5,475,000 for the three months ended June 30, 2003 as compared to approximately $3,497,000 for the three months ended June 30, 2002. The increase in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects.

During the three month period ended June 30, 2003, the Company closed 14 homes and lots as compared to 15 homes and lots in the three month period ended June 30, 2002. However, during the three month period ended June 30, 2003, the average selling price of the homes closed increased to $448,000 as compared to $237,000 for the three month period ended June 30, 2002. Lot sales during this period generated approximately $545,000 in revenues as compared to lot sales aggregating approximately $586,000 during the three months ended June 30, 2002. The primary reason for the decrease was the average selling price of those lots declined to $68,000 as compared to $73,000 for the three month period ending June 30, 2002.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $1,330,000 to approximately $4,320,000 for the three months ended June 30, 2003 as compared to approximately $2,990,000 for the three months ended June 30, 2002. The cost as a percent of sales approximated 79% and 85% for the three months ended June 30, 2003 and June 30, 2002, respectively. Although total cost of sales has increased due to closing larger and more expensive homes than in the prior year, the decrease in the cost of sales as a percent of sales can be attributed to the fact that a major community under development, Edgewater Moorings at Lakewood Ranch, experienced its first closings in the first quarter of fiscal 2003. Of the 136 units at Edgewater Moorings, 7 were closed in the first quarter of fiscal 2004. The margins on these multi-family units were significantly better than in other developments involving single-family units.

Selling, general and administrative:

Selling, general and administrative costs increased by approximately $181,000 to approximately $997,000 for the three months ended June 30, 2003 as compared to approximately $816,000 for the three months ended June 30, 2002. However, general and administrative costs decreased approximately $116,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily the result of reduced payroll and a reduction in consulting and computer expenses. Selling expenses increased approximately $297,000 during the same period primarily due to increased level of sales which resulted in higher commissions and increased project staffing requirements during the quarter related to new communities under development.

Interest:

Interest expense increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 by approximately $9,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized rather than expensed.

Income (loss) from operations:

As a result of the aforementioned, the Company’s income from operations for the three months ended June 30, 2003 was approximately $120,000 as compared to a $355,000 loss for the comparable prior quarter. However, approximately $302,000 of income during the three months ended June 30,2003 and approximately $125,000 of loss during the three months ended June 30, 2002 was applicable to the interest of our joint venture partners.

     Net Income (loss):

As a result of the aforementioned, even though our operations improved dramatically, the Company still recognized a loss after taxes and allocation of income (loss) to the joint venture partners of approximately $(115,000) ($(.01) per share) and $(143,000) ($.01 per share) for the three months ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources:

As of June 30, 2003, the Company had net assets of approximately $430,000 including cash and cash equivalents of approximately $1,958,000. During the three months ended June 30, 2003, the Company’s cash position decreased by approximately $796,000. Its operating activities utilized approximately $1,759,000 of cash. This was primarily caused by the Company funding an increase in inventories of approximately $2,437,000 for homes scheduled to close in future periods, paying down our accounts payable and accrued expenses by approximately $354,000, offset by an increase of approximately $897,000 in customer deposits and our income from operations of approximately $120,000. In addition, our investing activities utilized approximately $151,000 of cash by making a distribution to our joint venture partner. These utilizations were effected through the Company’s financing activities. The Company’s financing activities provided approximately $1,114,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $5,585,000 offset by repayments of approximately $4,470,000, including approximately $190,000 of repayments of related party notes payable. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $8,394,000 to finance projects currently under development.

During the first quarter of fiscal 2004, the Company received notification that it breached a certain financial covenant applicable to a revolving line of credit construction loan in the principal amount of $3,500,000 with Washington Mutual Bank. On July 11, 2003, Washington Mutual Bank issued a letter of forbearance to the Company related to this covenant. The forbearance letter requires that all defaults be cured on or before December 31, 2003. As of June 30, 2003, we had approximately $3,500,000 outstanding under this line of credit and it is management’s belief that the Company will be in compliance based on the anticipated closings.

As a result of the cyclical nature of the projects we are currently developing, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next fiscal year. As of June 30, 2003, contracts are in place for closing 141 homes, of which 124 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $44,627,000, of which approximately $39,321,000 is associated with units scheduled to close in the fiscal year ending March 31, 2004, and the remaining approximately $5,305,000 is associated with units scheduled to close in the fiscal year ending March 31, 2005. The table below summarizes the contracts and associated revenue in place as of June 30, 2003:

			To Close		To Close
	Units	Contract	As of 3/31/04		As of 3/31/05
	Under	Price
Project	Contract	Total	Units	$	Units	$

Calumet Reserve at Lely Resort	25	$6,206,647	21	$5,262,352	4	$944,295
Ancient Oaks	8	$1,553,837	6	$1,138,668	2	$415,169
Heron Creek Golf & Country Club	19	$5,720,337	19	$5,720,337	0	$—
Lake Jovita	7	$1,717,664	7	$1,717,664	0	$—
Waterchase	12	$3,564,104	12	$3,564,104	0	$—
The Moorings at Lakewood Ranch	70	$25,863,976	59	$21,918,103	11	$3,945,873
TOTAL	141	$44,626,565	124	$39,321,228	17	$5,305,337

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.

     (b)  Reports on Form 8-K

            We did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whitehall Limited, Inc.

August 13, 2003	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2003	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

*      *      *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

ASSETS
Cash and cash equivalents	$1,957,518
Inventories	33,593,457
Property and equipment, net	423,845
Other assets	316,659

Total	$36,291,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$25,099,412
Notes payable — related party	832,038
Accounts payable and accrued expenses	3,177,330
Customer deposits and advances	2,598,582

Total liabilities	31,707,362

Interest of joint venture partners	4,154,122

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,284,812 shares issued and outstanding	1,428,481
Additional paid-in capital	(307,767)
Accumulated deficit	(690,719)

Total stockholders’ equity	429,995

Total	$36,291,479

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Revenue:
Home and lot sales	$5,475,175	$3,497,121
Other	22,077	5,384

Totals	5,497,252	3,502,505

Costs and expenses:
Cost of sales	4,320,253	2,990,193
Selling	688,152	391,359
General and administrative	308,712	424,522
Interest	59,972	50,958

Totals	5,377,089	3,857,032

Income (loss) from operations	120,163	(354,527)
Income (loss) applicable to interest of joint venture partners	301,982	(124,671)

Loss before income taxes	(181,819)	(229,856)
Credit for income taxes	(66,400)	(86,530)

Net loss	$(115,419)	$(143,326)

Basic loss per share	$(.01)	$(.01)

Basic weighted average shares outstanding	14,284,812	13,308,312

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Operating activities:
Net loss	$(115,419)	$(143,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,743	12,542
Deferred income taxes		(1,130)
Income (loss) applicable to interest of joint venture partners	301,982	(124,671)
Changes in operating assets and liabilities:
Inventories	(2,436,533)	(1,961,481)
Other assets	(62,360)	45,215
Accounts payable and accrued expenses	(354,290)	10,948
Customer deposits and advances	896,610	(563,439)
Income taxes payable		(85,401)

Net cash used in operating activities	(1,759,267)	(2,810,743)

Investing activities:
Distribution to joint venture partner	(151,413)
Purchase of property and equipment		(14,070)

Net cash used in investing activities	(151,413)	(14,070)

Financing activities:
Proceeds from mortgages and notes payable	5,584,650	2,838,350
Proceeds from (repayments of) notes payable — related party	(190,000)	500,000
Repayments of mortgages and note payable	(4,280,173)	(572,523)

Net cash provided by financing activities	1,114,477	2,765,827

Net decrease in cash and cash equivalents	(796,203)	(58,986)
Cash and cash equivalents, beginning of period	2,753,721	465,052

Cash and cash equivalents, end of period	$1,957,518	$406,066

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$59,972	$50,958

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of June 30, 2003, and its results of operations and cash flows for the three months ended June 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2003 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2003 that was previously filed with the SEC.

The results of the Company’s operations for the three months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year ending March 31, 2004.

Significant accounting policies and line of business have not changed from those described in the Form 10-KSB.

Note 2 — Loss per common share:

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2003 and 2002 because there were no dilutive securities outstanding.

Note 3 — Mortgages and notes payable:

During the three months ended June 30, 2003, the Company received notifications that it breached a certain financial covenant applicable to a revolving construction loan in the amount of $3,500,000. On July 11, 2003, the lender waived the covenant violation until December 31, 2003, at which time, unless done earlier, the Company must demonstrate its in compliance with the covenant.

*      *      *

Exhibit Index

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.