Form 10QSB
period 2003-09-30
WHITEHALL LTD INC
filed 2003-11-13
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

                    Yes [x]       No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,395,812

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The current focus of the Company is on middle- to higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties. In addition, the Company is currently planning to participate in two condominium developments on the East Coast of the State of Florida for which construction has not yet begun. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Summary of Significant Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory and the estimated cost to complete the developments, depreciation and the fair value for the shares issued to our employees under the employee stock plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Results of operations for the six and three months ended September 30, 2003 as compared to the six and three months ended September 30, 2002 were as follows:

Revenues:

     Home and Lot Sales:

The Company’s Home and Lot sales increased by approximately $7,419,000 to approximately $13,442,000 for the six months ended September 30, 2003 as compared to approximately $6,023,000 for the six months ended September 30, 2002. The Company’s Home and Lot sales increased by approximately $5,440,000 to approximately $7,966,000 for the three months ended September 30, 2003 as compared to approximately $2,526,000 for the three months ended September 30, 2002. The increase in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects.

During the six month period ended September 30, 2003, the Company closed 39 homes as compared to 25 homes in the six month period ended September 30, 2002. The average selling price of those homes was $290,000 as compared to $200,000 for the six month period ended September 30, 2002. Lot sales during six months ended September 30, 2003 generated $2,135,000 in revenues as compared to lot sales aggregating approximately $803,000 during the six months ended September 30, 2002. Despite closing more lots during the six month period ending September 30, 2003, the average selling price of those lots was $59,000 as compared to $67,000 for the six month period ending September 30, 2002.

During the three month period ended September 30, 2003, the Company closed 25 homes as compared to 11 homes in the three month period ended September 30, 2002. The average selling price of those homes was $255,000 as compared to $210,000 for the three month period ended September 30, 2002. Lot sales during the three months ended September 30, 2003 generated $1,590,000 in revenues as compared to lot sales aggregating approximately $217,000 during the three months ended September 30, 2002. In addition to closing more lots during the three month period ending September 30, 2003, the average selling price of those lots was $57,000 as compared to $55,000 for the three month period ending September 30, 2002.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $5,254,000 to approximately $10,607,000 for the six months ended September 30, 2003 as compared to approximately $5,353,000 for the six months ended September 30, 2002. Cost of sales increased by approximately $3,923,000 to approximately $6,286,000 for the three months ended September 30, 2003 as compared to approximately $2,363,000 for the three months ended September 30, 2002. The cost as a percent of sales approximated

79% in both the six and three months ended September 30, 2003, respectively as compared with 89% and 94% for the six and three months ended September 30, 2002, respectively. Although total cost of sales has increased due to closing larger and more expensive homes than in the prior year, the decrease in the cost of sales as a percent of sales can be attributed to the fact that a major community under development, Edgewater Moorings at Lakewood Ranch, experienced its first closings in the first quarter of fiscal 2003. Of the 136 units at Edgewater Moorings, 8 were closed in the first six months of fiscal 2004. The margins on these multi-family units were significantly greater than in other developments involving single-family units.

     Selling, general and administrative:

Selling, general and administrative expenses increased by approximately $714,000 to approximately $2,030,000 for the six months ended September 30, 2003 as compared to approximately $1,316,000 for the six months ended September 30, 2002. Selling, general and administrative expenses increased by approximately $533,000 to approximately $1,033,000 for the three months ended September 30, 2003 as compared to approximately $500,000 for the three months ended September 30, 2002. General and administrative costs increased approximately $84,000 for the six months ended September 30, 2003 as compared to six months ended September 30, 2002. Selling expenses increased approximately $630,000 during the same period due to increased use of outside realtors and promotional expenses associated with several new developments, including Miramar, a new multi-family development in Lakewood Ranch, Red Hawk Reserve, a single family development in Sarasota County, as well as two new multi-family developments on the East Coast of Florida. For the three months ended September 30, 2003, general and administrative expenses increased by approximately $200,000, as compared to the three months ended September 30, 2002. In addition, during the same period, selling expenses also increased by approximately $333,000. These increases were primarily due to increased level of sales contract activity which resulted in higher commissions and increased project staffing requirements during the quarter related to new communities under development.

     Interest:

Interest increased for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002 by approximately $13,000. Interest increased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 by approximately $4,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed.

     Net Income (loss):

As a result of the aforementioned, the Company’s net income (loss) after taxes and allocation of the loss to the joint venture partner was approximately $273,000 ($.02 per share) and $(316,000) ($(.02) per share) for the six months ended September 30, 2003 and 2002, respectively. The Company’s net income (loss) was approximately $389,000 ($.03 per share) and $(173,000) ($(.01) per share) for the three months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources:

As of September 30, 2003, the Company had net assets of approximately $844,000 including cash and cash equivalents of approximately $2,385,000. During the six months ended September 30, 2003, the Company’s cash position decreased by approximately $369,000. Its operating activities utilized approximately $660,000 of cash. This was primarily caused by the Company funding an increase in inventories of approximately $3,639,000 for homes scheduled to close in future periods, offset by an increase of approximately $2,318,000 in customer deposits, income (loss) applicable to the interest of the joint venture partner of approximately $298,000, and income from operations of approximately $273,000. In addition, our investing activities utilized approximately $252,000 of cash by making a distribution to our joint venture partner and approximately $20,000 of cash by the purchase of property and equipment. These utilizations were effected through the Company’s financing activities. The Company’s financing activities provided approximately $563,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $10,454,000 and the proceeds of related party notes payable of approximately $238,000, offset by repayments of approximately $10,129,000, including approximately $579,000 of repayments of related party notes payable. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $7,167,000 to finance projects currently under development.

During the first quarter of fiscal 2004, the Company received notification that it breached a certain financial covenant applicable to a revolving line of credit construction loan in the principal amount of $3,500,000 with Washington Mutual Bank. On July 11, 2004, Washington Mutual Bank issued a letter of forbearance to the Company related to this covenant. The forbearance letter requires that all defaults be cured on or before December 31, 2003. As of September 30, 2003, the Company had approximately $2,700,000 outstanding under this line of credit and it is management’s belief that the Company will be in compliance based on the anticipated closings on or before December 31, 2003.

As a result of the cyclical nature of the projects we are currently developing, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next fiscal year. As of September 30, 2003, contracts are in place for closing 166 homes, of which 103 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $51,388,000, of which approximately $32,891,000 is associated with units scheduled to close in the fiscal year ending March 31, 2004, and the remaining approximately $18,497,000 is associated with units scheduled to close in the fiscal years ending March 31, 2005 and 2006. The table below summarizes the contracts and associated revenue in place as of September 30, 2003:

			To Close		To Close
	Units	Contract	As of 3/31/04		As of 3/31/05 and 3/31/06
	Under	Price
Project	Contract	Total	Units	$	Units	$

Ancient Oaks	11	$2,279,979.55	8	$1,587,094.60	3	$692,884.95
Calumet Reserve at Lely Resort	29	$7,536,546.97	8	$2,008,802.85	21	$5,527,744.12
Edgewater Moorings at Lakewood Ranch	81	$30,556,899.95	51	$20,786,695.88	30	$9,770,204.07
Heron Creek Golf and Country Club	14	$3,477,650.39	13	$3,082,210.64	1	$395,439.75
Lake Jovita	12	$2,573,429.56	11	$2,363,766.46	1	$209,663.10
Shadowmoss	2	$276,520.00	1	$138,620.00	1	$137,900.00
Waterchase	17	$4,687,329.65	11	$2,923,635.15	6	$1,763,694.50

Totals	166	$51,388,356.07	103	$32,890,825.58	63	$18,497,530.49

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

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     During the six months ended September 30, 2003, we issued 111,000 shares of common stock having a value of $25,430 under our employee stock plan.

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

Whitehall Limited, Inc.

November 12, 2003	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

November 12, 2003	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003

ASSETS
Cash and cash equivalents	$2,384,727
Inventories	34,795,425
Property and equipment, net	432,704
Other assets	326,413

Total	$37,939,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$24,698,877
Notes payable — related party	681,023
Accounts payable and accrued expenses	3,645,835
Customer deposits and advances	4,019,793

Total liabilities	33,045,528

Interest of joint venture partners	4,049,727

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,395,812 shares issued and outstanding	1,439,581
Additional paid-in capital	(293,437)
Accumulated deficit	(302,130)

Total stockholders’ equity	844,014

Total	$37,939,269

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	Six Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Home and lot sales	$13,441,619	$6,022,876	$7,966,444	$2,525,755
Rental income	59,985
Other income	—	22,531	37,908	17,147

Totals	13,501,604	6,045,407	8,004,352	2,542,902

Costs and expenses:
Cost of sales	10,606,550	5,352,827	6,286,297	2,362,634
Selling	1,310,185	680,633	622,033	289,274
General and administrative	719,606	635,373	410,894	210,851
Interest	103,353	90,460	43,381	39,502

Totals	12,739,694	6,759,293	7,362,605	2,902,261

Income (loss) from operations	761,910	(713,886)	641,747	(359,359)
Income (loss) applicable to interest of joint venture partners	298,240	(186,535)	(3,742)	(61,864)

Income (loss) before income taxes	463,670	(527,351)	645,489	(297,495)
Provision for income taxes	190,500	(210,940)	256,900	(124,410)

Net income (loss)	$273,170	$(316,411)	$388,589	$(173,085)

Basic earnings (loss) per share	$.02	$(.02)	$.03	$(.01)

Basic weighted average shares outstanding	14,292,741	13,311,656	14,300,669	13,314,964

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Operating activities:
Net income (loss)	$273,170	$(316,411)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,858	23,892
Deferred income taxes		(210,940)
Cost of services paid through issuance of common stock	25,430	900
Income (loss) applicable to interest of joint venture partner	298,240	(186,535)
Gain on sale of equipment		(12,715)
Changes in operating assets and liabilities:
Inventories	(3,638,501)	(3,737,218)
Other assets	(72,114)	12,550
Accounts payable and accrued expenses	114,215	110,279
Customer deposits and advances	2,317,821	(747,538)

Net cash used in operating activities	(659,881)	(5,063,736)

Investing activities:
Distribution to joint venture partner	(252,066)
Purchase of property and equipment	(19,974)	(14,070)
Proceeds from sale of equipment		30,500

Net cash provided by (used in) investing activities	(272,040)	16,430

Financing activities:
Proceeds from mortgages and notes payable	10,454,326	6,545,996
Repayments of mortgages and note payable	(9,550,384)	(2,268,366)
Proceeds from notes payable — related party	237,985	550,000
Repayment of notes payable — related party	(579,000)	(1,000)

Net cash provided by financing activities	562,927	4,826,630

Net decrease in cash and cash equivalents	(368,994)	(220,676)
Cash and cash equivalents, beginning of period	2,753,721	465,052

Cash and cash equivalents, end of period	$2,384,727	$244,376

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$103,353	$90,460

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of September 30, 2003, their results of operations for the six and three months ended September 30, 2003 and 2002 and their cash flows for the six months ended September 30, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2003 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2003 that was previously filed with the SEC.

The results of the Company’s operations for the six and three months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year ending March 31, 2004.

Significant accounting policies and line of business have not changed from those described in the 2003 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the six and three months ended September 30, 2003 and 2002 because there were no dilutive securities outstanding.

Note 3 — Mortgages and notes payable:

During the six months ended September 30, 2003, the Company received notifications that it breached a certain financial covenant applicable to a revolving construction loan in the amount of $3,500,000. On July 11, 2003, the lender waived the covenant violation until December 31, 2003, at which time, unless done earlier, the Company must demonstrate its in compliance with the covenant.

Note 4 — Employee stock plan:

During the six months ended September 30, 2003, the Company issued 111,000 shares of common stock having a value of $25,430 under its employee stock plan.

Exhibit Index

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.