Form 10QSB
period 2003-12-31
WHITEHALL LTD INC
filed 2004-02-17
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

                    Yes [x]       No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,186,477

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The current focus of the Company is on middle- to higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties and more recently two multi-family developments on the East Coast of Florida. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Summary of Significant Accounting Policies:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory and the estimated cost to complete the developments, depreciation and the fair value for the shares issued to our employees under the employee stock plan. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent. Actual results may differ from those estimates under different assumptions or conditions.

Results of operations for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002 were as follows:

Revenues:

     Home and Lot Sales:

The Company’s Home and Lot sales increased by approximately $19,142,000 to approximately $28,055,000 for the nine months ended December 31, 2003 as compared to approximately $8,913,000 for the nine months ended December 31, 2002. The Company’s Home and Lot sales increased by approximately $11,723,000 to approximately $14,613,000 for the three months ended December 31, 2003 as compared to approximately $2,890,000 for the three months ended December 31, 2002. The increase in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects.

During the nine month period ended December 31, 2003, the Company closed 81 homes compared to 40 homes in the nine month period ended December 31, 2002. The average selling price of those homes was $306,000 as compared to $187,000 for the nine month period ended December 31, 2002. Lot sales during nine months ended December 31, 2003 generated $3,242,000 in revenues as compared to lot sales aggregating approximately $1,425,000 during the nine months ended December 31, 2002. In addition to closing more lots during the nine month period ended December 31, 2003, the average selling price of those lots was $60,000 as compared to $59,000 for the nine month period ended December 31, 2002.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $13,758,000 to approximately $22,007,000 for the nine months ended December 31, 2003 as compared to approximately $8,249,000 for the nine months ended December 31, 2002. Cost of sales increased by approximately $8,504,000 to approximately $11,401,000 for the three months ended December 31, 2003 as compared to approximately $2,897,000 for the three months ended December 31, 2002. The cost as a percent of sales approximated 78% for each of the nine and three months ended December 31, 2003, as compared with 93% and 100% for the nine and three months ended December 31, 2002, respectively. Although total cost of sales has increased due to closing larger and more expensive homes than in the prior year, the decrease in the cost of sales as a percent of sales can be attributed to the fact that a major community under development, Edgewater Moorings at Lakewood Ranch, experienced its first closings in the first quarter of fiscal 2003. Of the 136 units at Edgewater Moorings, 32 were closed in the first nine months of fiscal 2004. The margins on these multi-family units were significantly better than in other developments involving single-family units. In addition, during fiscal 2003, we were in the process of closing the final units in certain of our projects and incurred some unanticipated costs related to those projects.

     Selling, general and administrative:

Selling, general and administrative expenses increased by approximately $1,197,000 to approximately $3,492,000 for the nine months ended December 31, 2003 as compared to approximately $2,295,000 for the nine months ended December 31, 2002. Selling, general and administrative expenses increased by approximately $483,000 to approximately $1,462,000 for the three months ended December 31, 2003 as compared to approximately $979,000 for the three months ended December 31, 2002. General and administrative costs decreased approximately $32,000 for the nine months ended December 31, 2003 as compared to nine months ended December 31, 2002. Selling expenses increased approximately $1,229,000 during the same period due to increased use of outside realtors and promotional expenses associated with several new developments, including Miramar, a new multi-family development in Lakewood Ranch, Red Hawk Reserve, a single family development in Sarasota County, as well as two new multi-family developments on the East Coast of Florida. For the three months ended December 31, 2002, general and administrative expenses decreased by approximately $117,000. During the same period, selling expenses increased by approximately $600,000 primarily due to increased level of sales contract activity which resulted in higher commissions and increased project staffing requirements during the quarter related to new communities under development. Our general and administrative expenses were lower in the nine and three month period ending December 31, 2003, primarily as a result of our reduction in administrative payroll.

     Interest expense:

Interest expense increased for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002 by approximately $9,000. Interest expense decreased for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 by approximately $4,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed.

     Net income (loss):

As a result of the aforementioned, the Company’s net income (loss) after taxes and allocation of the income (loss) to the joint venture partner was approximately $1,350,000 ($.09 per share) versus a loss of ($997,000) (($.07) per share) for the nine months ended December 31, 2003 and 2002, respectively. The Company’s net income (loss) was approximately $1,077,000 ($.08 per share) and $(680,000) ($.05 per share) for the three months ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources:

As of December 31, 2003, the Company had stockholders’ equity of approximately $1,921,000 including cash and cash equivalents of approximately $2,526,000. During the nine months ended December 31, 2003, the Company’s cash position decreased by approximately $228,000. Its operating activities utilized approximately $5,782,000 of cash. This was primarily caused by the Company funding an increase in inventories of approximately $11,720,000 for homes scheduled to close in future periods, offset by an increase of approximately $2,095,000 in customer deposits and advances, an increase of approximately $2,224,000 in accounts payable and accrued expenses, and a net income of approximately $1,350,000. In addition, our investing activities utilized approximately $20,000 of cash by the purchase of property and equipment. These utilizations were effected through the Company’s financing activities. The Company’s financing activities provided approximately $5,574,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $26,332,000 and the proceeds of related party notes payable of approximately $244,000, offset by repayments of approximately $20,575,000, including approximately $655,000 of repayments of related party notes payable. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $4,198,000 to finance projects currently under development.

During the first quarter of fiscal 2004, the Company received notification that it breached a certain financial covenant applicable to a revolving line of credit construction loan in the principal amount of $3,500,000 with Washington Mutual Bank. On July 11, 2003, Washington Mutual Bank issued a letter of forbearance to the Company related to this covenant. The forbearance letter requires that all defaults be cured on or before December 31, 2003. As of December 31, 2003, the Company had approximately $1,013,000 outstanding under this line of credit but was not in compliance based on the financial results through the end of the year. The Company has received an extension of the forebearance letter until March 31, 2004, at which time the Company will be required to place the outstanding balance of the line of credit with another financial institution. The Company believes that adequate resources are present to effect the line of credit transfer.

As a result of the cyclical nature of the projects we are currently developing, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next fiscal year. As of December 31, 2003, contracts are in place for closing 197 homes, of which 58 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $61,152,000, of which approximately $18,878,000 is associated with units scheduled to close in the fiscal year ending March 31, 2004, and the remaining approximately $42,274,000 is associated with units scheduled to close in the fiscal years ending March 31, 2005 and 2006. The table below summarizes the contracts and associated revenue in place as of December 31, 2003:

Whitehall Quality Homes, Inc.

Backlog as of December 31, 2003

			To Close		To Close
	Under	Price	As of 3/31/04		As of 3/31/05 and 3/31/06
	Units	Contract
Project	Contract	Total	Units	$	Units	$

Ancient Oaks	11	$2,691,711	3	$689,906	8	$2,001,805
Calumet Reserve at Lely Resort	30	$7,670,544	9	$2,191,673	21	$5,478,871
Edgewater Moorings at Lakewood Ranch	84	$31,135,455	37	$13,804,609	47	$17,330,846
Heron Creek Golf and Country Club	7	$2,148,815	1	$395,440	6	$1,753,375
Lake Jovita	10	$2,217,184	5	$1,053,691	5	$1,163,493
Miramar at Lakewood Ranch	24	$7,038,189	0	$0	24	$7,038,189
Shadowmoss	2	$277,520	0	$0	2	$277,520
Waterchase	29	$7,972,534	3	$742,419	26	$7,230,115

Totals	197	$61,151,952	58	$18,877,738	139	$42,274,214

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

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     During the nine months ended December 31, 2003, we issued 111,000 shares of common stock having a value of $25,430 under our employee stock plan. In addition, we acquired and retired 209,335 shares of common stock at a cost of $6,280 during the same period.

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

Whitehall Limited, Inc.

February 17, 2004	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

February 17, 2004	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

Index

Page

Condensed Consolidated Balance Sheet December 31, 2003 (Unaudited)	F-2
Condensed Consolidated Statements of Operations Nine and Three Months Ended December 31, 2003 and 2002 (Unaudited)	F-3
Condensed Consolidated Statements of Cash Flows Nine Months Ended December 31, 2003 and 2002 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5/6

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(UNAUDITED)

ASSETS
Cash and cash equivalents	$2,525,579
Inventories	42,876,722
Property and equipment, net	425,171
Other assets	327,548

Total	$46,155,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$30,206,979
Notes payable — related party	611,635
Accounts payable and accrued expenses	5,755,377
Customer deposits and advances	3,797,094

Total liabilities	40,371,085

Interest of joint venture partners	3,869,047

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,186,477 shares issued and outstanding	1,418,647
Additional paid-in capital	(278,784)
Retained earnings	775,025

Total stockholders’ equity	1,914,888

Total	$46,155,020

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue:
Home and lot sales	$28,054,658	$8,912,811	$14,613,039	$2,889,935
Other	71,965	35,197	11,980	12,666

Totals	28,126,623	8,948,008	14,625,019	2,902,601

Costs and expenses:
Cost of sales	22,007,244	8,249,413	11,400,694	2,896,586
Selling	2,428,391	1,198,942	1,118,206	518,309
General and administrative	1,063,702	1,095,965	344,096	460,594
Interest	143,839	134,740	40,486	44,280

Totals	25,643,176	10,679,060	12,903,482	3,919,769

Income (loss) from operations	2,483,447	(1,731,052)	1,721,537	(1,017,168)
Income (loss) applicable to interest of joint venture partners	286,823	(282,778)	(11,417)	(96,245)

Income (loss) before income taxes	2,196,624	(1,448,274)	1,732,954	(920,923)
Provision for income taxes	846,300	(451,730)	655,800	(240,790)

Net income (loss)	$1,350,324	$(996,544)	$1,077,154	$(680,133)

Basic income (loss) per share	$.09	$(.07)	$.08	$(.05)

Basic weighted average shares outstanding	14,291,059	13,376,876	14,291,145	13,506,607

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Operating activities:
Net income (loss)	$1,350,324	$(996,544)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	29,391	31,896
Deferred income taxes		(451,730)
Cost of services paid through issuance of common stock	25,430	126,945
Income (loss) applicable to interest of joint venture partners	286,823	(282,778)
Gain on sale of equipment		(12,715)
Changes in operating assets and liabilities:
Inventories	(11,719,798)	(5,714,289)
Other assets	(73,249)	15,158
Accounts payable and accrued expenses	2,223,758	456,282
Customer deposits and advances	2,095,122	489,291

Net cash used in operating activities	(5,782,199)	(6,338,484)

Investing activities:
Purchase of property and equipment	(19,974)	(60,389)
Proceeds from sale of equipment		30,500

Net cash used in investing activities	(19,974)	(29,889)

Financing activities:
Proceeds from mortgages and notes payable	26,332,363	10,472,376
Repayments of mortgages and notes payable	(19,920,319)	(4,899,400)
Proceeds from notes payable — related party	244,266	751,288
Repayment of notes payable — related party	(654,669)	(1,000)
Distribution to joint venture partner	(1,169,083)
Repurchase and retirement of treasury stock	(6,281)
Capital contributed by joint venture partner	747,754

Net cash provided by financing activities	5,574,031	6,323,264

Net decrease in cash and cash equivalents	(228,142)	(45,109)
Cash and cash equivalents, beginning of period	2,753,721	465,052

Cash and cash equivalents, end of period	$2,525,579	$419,943

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$143,839	$134,740

     See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of December 31, 2003, their results of operations for the nine and three months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2003 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended from March 31, 2003 that was previously filed with the SEC.

The results of the Company’s operations for the nine and three months ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending March 31, 2004.

Significant accounting policies and the line of business have not changed from those described in the 2003 Form 10-KSB.

Note 2 — Significant accounting policies:

Property and equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Range of
Estimated
Category	Useful Lives

Building	10 years
Equipment	5 years
Vehicles	5 years

Note 3 — Treasury stock:

During the nine months ended December 31, 2003, the Company acquired and retired 209,335 of its outstanding shares of common stock at a cost of $6,280.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended December 31, 2003 and 2002 because there were no dilutive securities outstanding.

Note 5 — Joint venture:

The Company entered into a Limited Partnership Agreement (the “Agreement”) for the purpose of developing and selling a 150 residential townhouse development. The Agreement requires the Company to contribute to the joint venture $1 and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2003, the Company’s joint venture partner contributed $748,000 of its required contribution of $1,100,000 to the joint venture. The Company’s joint venture partner will be the limited partner and in return will receive a preferred profit distribution up to a maximum return on its investment of up to $1,100,000.

As a result of the aforementioned agreement, the Company was able to obtain an additional revolving line of credit in the amount of $4,500,000 and a construction revolving line of credit in the amount of $3,750,000 that will be utilized to fund the initial development costs of the joint venture project.

Note 6 — Mortgages and notes payable:

During the nine months ended December 31, 2003, the Company received notifications that it breached a certain financial covenant applicable to a revolving construction loan in the amount of $3,500,000. On February 10, 2004, the lender waived the covenant violation until March 31, 2004, at which time, unless done earlier, the Company will be required to place the outstanding balance of the line of credit with another financial institution.

Note 7 — Employee stock plan:

During the nine months ended December 31, 2003, the Company issued 111,000 shares of common stock having a value of $25,430 under its employee stock plan.

Exhibit Index

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.