Form 10KSB
period 2004-03-31
WHITEHALL LTD INC
filed 2004-06-18
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $43,266,401 for fiscal year ended March 31, 2004.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,182,977 shares of common stock as of March 31, 2004.

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

     THE COMPANY’S BUSINESS. The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company usually range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $150,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared to the lower end buyer. The current focus of the Company is on middle to higher end homes including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the west coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties, as well as certain areas of the Southeast Atlantic Coast. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities. At March 31, 2004, the Company had approximately $28,926,000 invested in land and development costs and approximately $19,688,000 invested in homes under construction and furnished models.

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

					Number of
			Number of	Estimated	Units	Estimated
		Status of	Building Lots	Average	Closed/Under	Time of
		Infrastructure	Available to	Selling Price	Construction/	Development
Development	Location	Development	Whitehall	Per Unit	Under Contract	Build-Out

Avalon at the Villages of Palm Aire	Sarasota, Florida	Complete	114	$195,000	113/1/0	Completed
Bermuda Club	Venice, Florida	Complete	10	$200,000	Sold Out	Completed
Heron Creek Golf & Country Club	North Port, Florida	Complete	112	$325,000	80/7/12	60 Months
Lake Jovita	Lake City, Florida	Complete	60	$260,000	13/15/12	60 Months
Lakewood Ranch at Edgewater Moorings	Sarasota, Florida	Incomplete	136	$465,000	56/40/65	48 Months
Calumet Reserve at Lely Resort/Lely Island/Tiger Island	Naples, Florida	Complete	54	$400,000	40/21/24	30 Months
Waterchase	Tampa, Florida	Complete	56	$272,000	11/17/35	36 Months
Ancient Oaks	Ellenton, Florida	Complete	80	$225,000	8/5/15	48 Months
The Oaks	Sarasota, Florida	Complete	2	$1,500,000	0/2/0	12 Months
Miramar Village at Lakewood Ranch	Sarasota, Florida	Incomplete	172	$283,600	0/0/44	48 Months
Shadowmoss	North Port, Florida	Incomplete	70	$150,000	0/8/77	24 Months
Grand Haven	Palm Coast, Florida	Incomplete	90	$325,000	0/0/0	36 Months
World Golf Village	St. Augustine, Florida	Incomplete	150	$287,000	0/0/0	48 Months
Cayo Costa / Moon lakes	Naples Florida	Incomplete	20	$340,000	0/0/2	36 Months
Miramar Lakes	Ft. Meyers Florida	Incomplete	66	$415,000	0/0/0	36 Months

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

     PROPERTY ACQUISITIONS. The Company continually inspects and determines the relative feasibility of real estate parcels for future residential development projects in its operating area. Real estate properties possibly suitable for development which are not located in such area will also be investigated. Generally, the Company endeavors to acquire developed building lots after all zoning and other governmental entitlements and approvals have been obtained. In such acquisition activities, the Company has and will continue to utilized lot options and similar contracts to secure developed lots. Substantially all real estate purchased by the Company will involve those properties which have obtained all necessary permits and entitlements and comply with all regulatory factors, so that the Company can immediately begin development and home construction. The Company attempts to limit its acquisitions to tracts of entitled land that will yield fewer than 1,600 lots when developed and, where possible, obtains options to acquire adjacent parcels for later development. By limiting its acquisition and development activities to modular parcels of land, the Company believes that it reduces the financial and market risks associated with holding land during the development period. Additionally, the Company will purchase land and engage in land development activities wherein lots will be sold to other custom homebuilders.

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

     EMPLOYEES. As of March 31, 2004, the Company had 44 employees, all of which are full time.

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

     As of March 31, 2004, there were approximately 431 shareholders of record of the Company’s Common Stock.

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

     During the years ended March 31, 2004 and March 31, 2003, the Company issued 111,000 and 9,000 shares, respectively of Common Stock to certain of its employees under its employee stock plan as a bonus. The Company placed a value of $.23 and $.13 per share, respectively on each share issued. In addition, the Company issued 967,500 shares of common stock to certain of its employees as a bonus during December, 2002. The Company placed a value of $.13 per shares on each share issued. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the Company’s employee stock plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $150,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The current focus of the Company is on middle-to-higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties and more recently two multi-family developments on the East Coast of Florida. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

Critical Accounting Policies:

Use of Estimates

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

Project Costs:

Project costs on real estate projects may be direct or indirect. Direct costs that are related to the acquisition, development and construction of a real estate project are capitalized as project costs. Indirect costs on real estate projects that can be identified clearly to specific projects under development or construction are capitalized as project costs or allocated to several real estate projects under development or construction on a reasonable basis. Indirect costs on real estate projects, not under development or construction, are expenses as incurred, including general and administrative expenses.

Recent Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. We have not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. We have no stock options outstanding.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We do not hold any material derivative instruments and do not conduct any significant hedging activities.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which requires an issuer to classify financial instruments that are within its scope as liabilities. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted the guidance in the consensus in the quarter beginning July 1, 2003. The adoption of the consensus did not have a material effect on our consolidated results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements Nos. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34.” Fin 45 among other things, clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations undertaken. The adoption of the initial recognition and measurement provisions of FIN 45 was required for guarantees issued or modified after December 31, 2002. Such adoption did not have a material impact on our consolidated financial statements.

In December 2003, the FASB issued revised FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (“FIN No. 46R”). FIN No. 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”), Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN No. 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of operations for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

The Company is presently engaged in the development of the following projects:

		Estimated	Number of
		Average	Units
	Total	Selling	To Close	Units Closed
	Number of	Price	As of	Years Ended
Project	Units	Per Unit	3/31/04	3/31/04	3/31/03
Avalon at The Villages of Palm Aire	114	$195,000	1	0	3
Bermuda Club	10	$200,000	0	0	1
Calumet Reserve at Lely Resort	54	$400,000	14	25	13
Ancient Oaks	80	$225,000	72	8	0
Heron Creek Golf & Country Club	112	$325,000	32	19	28
Lake Jovita	60	$260,000	47	2	7
Waterchase	56	$272,000	45	10	1
The Moorings at Lakewood Ranch	136	$465,000	80	56	0
Miramar at Lakewood Ranch	172	$284,000	172	0	0
World Golf Village	150	$287,000	150	0	0
Grand Haven	90	$325,000	90	0	0
Shadowmoss	70	$150,000	70	0	0

		Estimated	Number of
		Average	Units
	Total	Selling	To Close	Units Closed
	Number of	Price	As of	Years Ended
Project	Units	Per Unit	3/31/04	3/31/04	3/31/03
Cayo Costa/Moon Lakes	20	$340,000	20	0	0
Miramar Lakes	66	$415,000	66	0	0
The Oaks	2	$1,500,000	2	0	0

Totals			861	120	53

Results of operations:

The following table sets forth operating data as a percentage of revenue:

	Year ended
	March 31
	2004	2003
Revenues:
Home and lot sales	100%	99%
Other	0%	1%

Totals	100%	100%

Costs and Expenses:
Cost of sales	77%	86%
Selling, general and administrative	13%	23%
Interest	0%	1%

Totals	90%	110%

Operating income (loss)	10%	-10%

Revenues:

     Home and lot sales:

The Company’s home and lot sales increased by approximately $29,431,000 to approximately $43,202,000 for the year ended March 31, 2004 as compared to approximately $13,771,000 for the year ended March 31, 2003. The Company was able to take advantage of the strong real estate markets, thereby increasing the average base sales price per unit, as well as selling an increased number of options per unit. In addition, the Company continued certain phases of projects under development that contained the premium or choice units thereby demanding a higher unit value. As a result of the aforementioned, the average unit sales price, including lots, on the 120 units closed during the year ended March 31, 2004 was approximately $360,000 as compared to approximately $260,000 for the 53 units closed during the year ended March 31, 2003. In addition to the average selling price increase, the Company closed 67 more units in the year ended March 31, 2004 as compared to the year ended March 31, 2003, primarily as a result of the completion and closing of 56 units in the Edgewater Moorings condominium project.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $21,364,000 to approximately $33,279,000 for the year ended March 31, 2004 as compared to approximately $11,915,000 for the year ended March 31, 2003. The cost as a percent of sales approximated 77% and 86% for the years ended March 31, 2004 and 2003, respectively. In prior years, the Company had two major communities, Edgewater Moorings at Lakewood Ranch (136 units) and Waterchase (56 units) in which delays in final governmental approvals significantly impacted construction schedules and building programs. Although total cost of sales has increased due to closing more homes than in the prior year, the decrease in the cost of sales as a percent of sales can be attributed to the resolution of all significant issues related to these approvals, and the first closings for both communities occurred either in the fourth quarter of fiscal 2003 or the first quarter of fiscal 2004. Also, the Company has continued to add additional project superintendents to circumvent construction delays in the future. Additional operational staff has also been added to enhance efficiencies in permitting and scheduling.

Selling expenses:

Selling expenses increased by approximately $2,257,000 to approximately $3,805,000 for the year ended March 31, 2004 as compared to approximately $1,548,000 for the year ended March 31, 2003. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale and the associated staffing and marketing costs associated with these new projects. The increased use of outside realtors and promotional expenses associated with several new developments also affected overall selling costs for the year. However, the overall increase in selling expenses was offset by a larger increase in sales and as a percent of sales approximated 9% for the year ended March 31, 2004 as compared to 11% for the year ended March 31, 2003.

General and administrative expenses:

General and administrative expenses increased by approximately $86,000 to approximately $1,666,000 for year ended March 31, 2004 as compared to approximately $1,580,000 for the year ended March 31, 2003. This increase was a result of increased project staffing requirements during the year related to new communities in development as well as additional employees necessary to staff current and future projects and an overall increase in our infrastructure.

Interest:

Interest expense increased by approximately $4,000 to $188,000 for the year ended March 31, 2004 as compared to approximately $184,000 for the year ended March 31, 2003. Total debt outstanding has increased for the year. However, when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the year has been capitalized rather than expensed.

Net income (loss):

As a result of the aforementioned, the Company’s operating income increased by approximately $5,705,000 to approximately $4,328,000 for the year ended March 31, 2004 as compared to approximately $(1,377,000) for the year ended March 31, 2003. However, approximately $296,000 of the $4,765,000 of the Company’s income incurred during the year ended March 31, 2004, as compared to approximately $(161,000) of the Company’s loss incurred during the year ended March 31, 2003, was attributable to the Whitehall Quality Homes at Edgewater Moorings joint venture and allocable to the Company’s joint venture partner in proportion to its capital contribution (see Note 5 of the Company’s Annual Report). In addition, approximately $(32,000) of the Company’s income incurred during the year ended March 31, 2004, as compared to $0 of the Company’s loss incurred during the year ended March 31, 2003, was attributable to the Whitehall Quality Homes at Miramar joint venture and allocable to the Company’s joint venture partner in proportion to its capital contribution (see Note 5 of the Company’s Annual Report). Amounts allocated to the joint venture partnerships totaled $264,000 of income for the year ended March 31, 2004 as compared to $(161,000) of loss for the year ended March 31, 2003. As such, after the provision (credit) for income taxes of approximately $1,555,000 for the year ended March 31, 2004 and approximately $(450,000) for the year ended March 31, 2003, the Company’s net income increased by approximately $3,275,000 to approximately $2,509,000 or $0.18 basic earnings per share for the year ended March 31, 2004 as compared to a net loss of approximately $(766,000) or $(0.06) basic loss per share for the year ended March 31. 2003. The basic earnings per share was computed on the weighted average number of shares outstanding of 14,264,552 and 13,600,750 for the years ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources:

As of March 31, 2004, the Company had net assets of approximately $3,073,000 including cash and cash equivalents of approximately $1,906,000. During the year ended March 31, 2004, the Company’s cash position decreased by approximately $848,000. Its operating activities utilized approximately $6,617,000 of cash. This was primarily caused by an increase in inventories of approximately $17,457,000, offset by an increase in accounts payable and accrued expenses and customer deposits of approximately $4,072,000 and $4,218,000, respectively, as well as offset by the net income of approximately $2,509,000. This utilization was effected through the Company’s financing activities. The Company’s financing activities provided approximately $5,806,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $37,895,000 offset by repayments of approximately $31,463,000. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. In addition, in 2004, the company received capital contributions of approximately $2,006,000, offset by distributions of $2,625,000 from the Company’s joint venture partners in the Miramar at Lakewood Ranch, Grand Haven and World Golf Village projects.

As of March 31, 2004, a company related to the principal stockholder advanced the Company approximately $701,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

During the twelve months ended March 31, 2004, the Company received notifications that it breached a certain financial covenant applicable to a revolving construction loan in the amount of $3,500,000. On February 10, 2004, the lender waived the covenant violation until July 15, 2004, at which time, unless done earlier, the Company will be required to place the outstanding balance of the line of credit with another financial institution. As of March 31, 2004, the Company has initiated the placement of the revolving construction loan with an alternate institution.

As a result of increased housing demand as well as construction delays and the cyclical nature of the market, the Company continues to accumulate a significant backlog of homes expected to be delivered in the next fiscal year. As of March 31, 2004, contracts are in place for closing more than 225 homes, of which 210 are scheduled to close in the next fiscal year. The anticipated revenue associated with these contracts totals approximately $65,364,000, of which approximately $60,765,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006. The table below summarizes the contracts and associated revenue in place as of March 31, 2004:

	Round
	numbers
	Units	Contract	To Close		To Close
	Under	Price	As of 3/31/05		As of 3/31/06
Project	Contract	Total	Units	$	Units	$
Calumet Reserve at Lely Resort	23	$5,576,000	23	$5,576,000	0	$—
Ancient Oaks	19	$3,533,000	19	$3,533,000	0	$—
Heron Creek Golf & Country Club	16	$4,183,000	16	$4,183,000	0	$—
Lake Jovita	12	$2,717,000	12	$2,717,000	0	$—
Waterchase	38	$11,186,000	36	$10,549,000	2	$637,000
Cayo Costa/Moon Lakes	2	$726,000	2	$726,000	0	$—
Shadow Moss	7	$977,000	7	$977,000	0	$—
Miramar at Lakewood Ranch	44	$12,759,000	38	$10,881,000	6	$1,878,000
The Moorings at Lakewood Ranch	64	$23,707,000	57	$21,623,000	7	$2,084,000
TOTAL	225	$65,364,000	210	$60,765,000	15	4,599,000

Factors Affecting Future Operating Results:

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

Operating Results

     We generated a net income of $2,509,033 for the year ended March 31, 2004. We will need to generate significant revenues to maintain profitability, and although we have significant sales contracts in house, there is no assurance we will be able to complete the construction of these homes timely. There is no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Outstanding Debt; Potential Adverse Effect of Indebtedness on Future Operations

     As of March 31, 2004, the outstanding indebtedness of the Company was $44,771,885 and the Company had stockholders’ equity of $3,073,493. In addition, the Company may incur additional indebtedness in the future, some of which may be secured. The Company’s ability to make required debt service payments in the future will be dependent on the Company’s operating results, which are subject to financial, economic and other factors affecting the Company that are beyond its control. No assurance can be given that the Company will be able to make required debt service payments.

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

Geographic Concentration

     Presently, the Company’s development, construction and marketing activities are concentrated primarily in a five county area comprised of Sarasota, Manatee, Collier, Pasco & Hillsborough counties, Florida, and more recently on the east coast of Florida. As of the date of this report, Company’s management believes that those areas are experiencing reasonably strong demand for single family homes such as those being marketed and which will be marketed by the Company. Market demand for residential housing can fluctuate considerably as a result of local economic conditions, and factors such as unemployment levels in the market area, increase in interest rates, particularly mortgage interest rates, increases in costs of building lots, materials and labor, competitive overbuilding, changes in government regulations and adverse weather conditions may adversely affect such demand. No assurance can be given that adverse factors affecting such demand will not develop in the future which materially and adversely affect the Company’s business and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

     The Company’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this annual report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ARE AS FOLLOWS:

Ronald Mustari	61	President, Chief Executive Officer and Director
Joanne Mustari	57	Secretary
Jerry Andrews	61	Executive Vice President and Director
Kay Carter	44	Chief Financial Officer
Al Trellis	56	Director

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

KEY EMPLOYEES OF THE COMPANY

     DANIEL LUCAS, age 43, has been employed by the Company for approximately 11 years as a new home sales representative, project sales manager, and Vice President, New Home Sales. In his present capacity as Gulf Coast Regional President, Mr. Lucas is responsible for sales, construction, planning and sales budgeting for all of the Company’s developments in the Gulf Coast Region. In this capacity, Mr. Lucas hires, trains and supervises the sales staff utilized by the Company in its various developments. Mr. Lucas also provides recommendations to the Company with respect to residential unit redesign (with a view to enhancing buyer acceptance) and is responsible for new home quality control as well as the sponsorship of homeowner association matters.

     LYNN PEPKOWSKI, age 40, is going into her 20th year as an executive in the home building industry and has held positions in construction administration, purchasing, and personnel management with some of the most successful builders in the Gulf Coast area. Ms. Pepkowski is currently the Director of Operations and is responsible for the day-to-day operations of the construction department which includes customer liaisons, design centers, sales support, purchasing, permitting, and construction management. She is on the Board of Directors of the Sarasota County Home Builders Association as Membership Chair and is actively involved in its endeavors to promote the home building industry.

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

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended March 31, 2004 with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners.

CODE OF ETHICS

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Ethics will be furnished, without charge, to any person who requests such copy by writing the Secretary, Whitehall Limited, Inc., 290 Coconut Avenue, Sarasota, Florida 34236.

COMMITTEES

     The Company does not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, or a committee performing similar functions. The entire board of directors is acting as the Company’s audit committee. There is no independent “financial expert” serving on the Company’s board of directors. In addition, the Company does not have any standing nomination committee or standing compensation committee.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information regarding compensation paid to the Company’s President and Chief Executive Officer during the fiscal years ended March 31, 2004, 2003 and 2002. Except as listed in the table below, no executive officer received total annual salary and bonus in excess of $100,000. No officer listed in the table below has been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

ANNUAL COMPENSATION

					Other
					Annual
					Compen-
Name And Principal Position	Fiscal Year	Salary	Bonus		sation

	2004	$140,000	-0-		-0-
Ronald Mustari, President	2003	$140,000	$29,250	(1)	-0-
and Chief Executive Officer	2002	$140,000	-0-		-0-

(1)	Consists of 225,000 shares valued by the Company at $.13 per share which were issued to Mr. Mustari and his wife as a bonus.

DIRECTOR COMPENSATION

     The Company does not currently compensate its directors.

EMPLOYEE STOCK BONUS PLAN

     The Company adopted an employee stock bonus plan effective June 14, 2000 pursuant to which each of the Company’s employees will receive up to a total of 2,500 shares as a bonus upon completion of 24 months of service with the Company. A total of 142,000 shares had been issued under the stock bonus plan as of March 31, 2004. The stock bonus plan has not been approved by the Company’s stockholders. In addition, during December, 2002, the Company issued 967,500 shares to certain of its employees as a bonus.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     As of March 31, 2004, there were 14,182,977 shares of the Company’s Common Stock outstanding. The following table sets forth certain information with respect to beneficial ownership of the Company’s outstanding Common Stock as of March 31, 2004 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors of the Company as a group.

	NUMBER OF
	SHARES	PERCENTAGE
NAME AND ADDRESS	BENEFICIALLY	OF
OF BENEFICIAL OWNER	OWNED	CLASS

Ronald and Joanne Mustari	8,555,160	60.3%
467 Walls Way Osprey, FL 38229

Kay Carter 290 Cocoanut Avenue Sarasota, Florida 34236	150,000	1.1%

Al Trellis 205 East Ridgeville Blvd., Ste. C Mt. Airy, MD. 21771	77,500 (2)	0.5%

Andrews and Associates, Inc. 7669 Fairway Woods Sarasota, FL 34236	1,321,011 (1)	9.3%

All executive officers and directors as a group (5 persons)	10,103,671	71.2%

*	Less than 1%

(1)	Includes 250,000 shares held by each of Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr. (a total of 750,000 shares) who are brothers and who are officers, directors and principal shareholders of Andrews and Associates, Inc. Messrs. Patrick, Gregory and Jerome Andrews are the sons of Jerry Andrews, an officer and director of the Company.

(2)	Includes 77,500 shares owned by Home Builders Network of which Mr. Trellis is President.

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

     As of March 31, 2004, a Company related to Ronald Mustari advanced the Company approximately $701,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

     During the years ended March 31, 2004 and 2003, the Company incurred construction costs of approximately $1,540,000 and $472,000, respectively, from a company related to Ronald Mustari.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K.

(a)	Financial Statements. The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of March 31, 2004

Consolidated Statements of Operations for the years ended March 31, 2004 and 2003

Consolidated Statements of Changes to Stockholders’ Equity for the years ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

(b)	Reports of Form 8-K:

No reports on Form 8-K were filed by the Registrant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     During the last two fiscal years, our Independent Registered Public Accounting Firm, J.H. Cohn, LLP has provided the services and billed the fees described below.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our Independent Registered Public Accounting Firm for the audit of our annual financial statements and review of unaudited financial statements included in our Form 10-QSBs are approximately $56,000 and $55,000 for the years ended March 31, 2004 and 2003, respectively.

Audit Related Fees

The aggregate fees billed for audit related services by our Independent Registered Public Accounting Firm for the year ended March 31, 2004 was approximately $4,000. There were no such fees billed for the year ended March 31, 2003.

Tax Fees

There were no such fees billed by our Independent Registered Public Accounting Firm for tax services during the years ended March 31, 2004 and 2003.

All Other Fees

There were no other fees billed by our Independent Registered Public Accounting Firm during the years ended March 31, 2004 and 2003.

(c)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Amendment to Articles of Incorporation**
3.4	Articles of Amendment to Articles of Incorporation**
10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999*
10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto*
10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.*
10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC**
10.5	Limited Partnership Agreement dated March 12, 2003 between Whitehall Homes at Miramar, Inc. and Miramar Investment Group One, LLC.***
10.6	Limited Partnership Agreement dated November, 2003 between Whitehall Homes at World Golf, Inc. and World Golf Investment Group One, LLC.
10.7	Limited Partnership Agreement dated January 7, 2004 between Whitehall Homes at Grand Haven, Inc. and Grand Haven Investment Group One, LLC.
21.1	Subsidiaries of the Registrant
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to Registrant’s Form 10-SB, as amended.
**	Incorporated by reference to Registrant’s Form 10-KSB for fiscal year ended March 31, 2003.
***	Incorporated by reference to Registrant’s Form 10-KSB, for fiscal year ended march 31, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2004.

WHITEHALL LIMITED, INC.

By	/s/ Ronald Mustari

Ronald Mustari President and Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Mustari Ronald Mustari	President, Chief Executive Officer and Director	June 18, 2004

/s/ Kay Carter Kay Carter	Chief Financial Officer and Principal Accounting Officer	June 18, 2004

/s/ Jerry Andrews Jerry Andrews	Director	June 18, 2004

/s/ Al Trellis Al Trellis	Director	June 18, 2004

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Whitehall Limited, Inc.

We have audited the accompanying consolidated balance sheet of WHITEHALL LIMITED, INC. AND SUBSIDIARIES as of March 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Limited, Inc. and Subsidiaries as of March 31, 2004, and their results of operations and cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  J.H. Cohn LLP

Roseland, New Jersey
May 7, 2004

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

ASSETS
Cash and cash equivalents	$1,905,680
Inventories	48,613,995
Property and equipment, net	430,181
Other assets	544,178

Total	$51,494,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$30,547,694
Notes payable - related party	700,854
Accounts payable and accrued expenses	7,603,278
Customer deposits and advances	5,920,059

Total liabilities	44,771,885

Interest of joint venture partners	3,648,656

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,182,977 shares issued and outstanding	1,418,298
Additional paid-in capital	(278,539)
Retained earnings	1,933,734

Total stockholders’ equity	3,073,493

Total	$51,494,034

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Revenue:
Home and lot sales	$43,201,642	$13,770,506
Other	64,759	78,120

Totals	43,266,401	13,848,626

Costs and expenses:
Cost of sales	33,278,852	11,914,627
Selling	3,804,934	1,547,540
General and administrative	1,666,190	1,579,515
Interest	188,350	184,310

Totals	38,938,326	15,225,992

Income (loss) from operations	4,328,075	(1,377,366)
(Income) loss applicable to interest of joint venture partners	(264,242)	161,049

Income (loss) before income taxes	4,063,833	(1,216,317)
Provision for income taxes	1,554,800	(450,000)

Net income (loss)	$2,509,033	$(766,317)

Basic earnings (loss) per share	$.18	$(.06)

Basic weighted average shares outstanding	14,264,552	13,600,750

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2004 AND 2003

	Series A					Retained
	Preferred Stock		Common Stock		Additional	Earnings
					Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance, April 1, 2002	—	$—	13,308,312	$1,330,831	$(337,062)	$191,018	$1,184,787
Issuance of common stock as payment for compensation			976,500	97,650	29,295		126,945
Net loss						(766,317)	(766,317)

Balance, March 31, 2003	—	—	14,284,812	1,428,481	(307,767)	(575,299)	545,415
Issuance of common stock as payment for compensation			111,000	11,100	14,330		25,430
Stock repurchased and retired			(212,835)	(21,283)	14,898		(6,385)
Net income						2,509,033	2,509,033

Balance, March 31, 2004	—	$—	14,182,977	$1,418,298	$(278,539)	$1,933,734	$3,073,493

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Operating activities:
Net income (loss)	$2,509,033	$(766,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	40,960	42,637
Deferred income taxes		(9,936)
Cost of services paid through issuance of common stock	25,430	126,945
Income (loss) applicable to interest of joint venture partners	264,242	(161,049)
Gain on sale of equipment		(12,615)
Changes in operating assets and liabilities:
Inventories	(17,457,071)	(12,302,064)
Other assets	(289,879)	(114,636)
Accounts payable and accrued expenses	4,071,659	1,556,978
Customer deposits and advances	4,218,087	132,462

Net cash used in operating activities	(6,617,539)	(11,507,595)

Investing activities:
Purchase of property and equipment	(36,553)	(62,223)
Proceeds from sale of equipment		32,235

Net cash used in investing activities	(36,553)	(29,988)

Financing activities:
Capital contributed by joint venture partners	2,005,856	1,800,000
Distribution to joint venture partners	(2,624,995)
Proceeds from mortgages and notes payable	37,080,641	18,008,042
Repayments of mortgages and notes payable	(30,327,882)	(7,003,828)
Proceeds from notes payable related party	813,886	1,023,038
Repayment of notes payable - related party	(1,135,070)	(1,000)
Repurchase and retirement of treasury stock	(6,385)

Net cash provided by financing activities	5,806,051	13,826,252

Net increase (decrease) in cash and cash equivalents	(848,041)	2,288,669
Cash and cash equivalents, beginning of year	2,753,721	465,052

Cash and cash equivalents, end of year	$1,905,680	$2,753,721

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$188,350	$184,599

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Operations and summary of significant accounting policies:

Nature of operations:

Whitehall Limited, Inc. (“Whitehall”) was incorporated in Florida on June 24, 1999. Whitehall and its wholly-owned subsidiaries, collectively (the “Company”), were formed to develop land and construct single family and/or multi-family housing. It is currently conducting operations in the State of Florida on its west coast.

Principles of consolidation:

The consolidated financial statements include the accounts of Whitehall, its wholly-owned subsidiaries and its investments in controlled joint ventures. All significant inter-company accounts have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents includes all cash balances and highly-liquid investments with a maturity of three months or less when acquired. The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company’s cash and cash equivalents exceed the current amount insured under the Federal Deposit Insurance Corporation of $100,000. At March 31, 2004, the Company had cash and cash equivalents balances that exceed Federally insured limits by approximately $1,868,000.

Inventories:

Inventories are stated at cost (determined by the specific identification method), which is not in excess of market value.

Capitalization of interest and other costs:

Interest cost incurred during construction is capitalized and charged to operations as units are sold or placed in service. The Company incurred interest cost of $2,607,217 and $1,422,469 of which $2,418,867 and $1,237,870 were capitalized in 2004 and 2003, respectively.

Real estate taxes related to land and residential housing in progress are capitalized and charged to operations as the units are sold.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Operations and summary of significant accounting policies (continued):

Revenue recognition:

Income from sales is recorded when title to the property is conveyed to the buyer subject to the buyer’s financial commitment being sufficient to provide economic substance to the transaction.

Project development costs:

All project costs are recorded on a specific job basis and the properties are carried at the lower of carrying amount or fair value less cost to sell. Project costs on real estate projects may be direct or indirect. Direct costs that are related to the acquisition, development and construction of a real estate project are capitalized as project costs or allocated to several real estate projects under development or construction on a reasonable basis. Indirect costs on real estate projects, not under development or construction, are expensed as incurred, including general and administrative expenses.

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

Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations approximated $247,000 and $210,000 in 2004 and 2003, respectively. The cost of furnishing model units is capitalized and charged to operations as units are sold.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	- Operations and summary of significant accounting policies (concluded):

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

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Basic and diluted earnings (loss) per share were the same in 2004 and 2003 since the Company had no dilutive securities during those years.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Inventories:

Inventories consist of the following at March 31, 2004:

Land	$25,609,918
Development costs	3,316,255
Homes under construction	19,687,822

Total	$48,613,995

Note 3 - Property and equipment:

Property and equipment consist of the following at March 31, 2004:

	Range of
	Estimated
	Useful Lives	Amount
Land - office buildings, Sarasota, Florida		$68,097
Building	10years	269,551
Equipment	5years	7,043
Vehicles	5years	190,708

		535,399
Less accumulated depreciation		(105,218)

Total		$430,181

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgages and notes payable:

Mortgages and notes payable, principally all guaranteed by the Company's major shareholder, consist of the following at March 31, 2004:

Land and land development loans collateralized by land and land improvements prior to building activities:

Whitehall Quality Homes at Edgewater Moorings (“Moorings”) - interest at .75% over prime rate	$4,549,806
Whitehall Homes at Miramar, Ltd. (“Miramar”) - interest at 4.75%	4,348,065
Red Hawk Reserve LLC (“Red Hawk”) - interest at 5.00%	7,717,591
Whitehall Homes at World Golf, Ltd. (“World Golf”) - interest at 4.25%	1,016,044
Whitehall Homes at Grand Haven, Ltd. (“Grand Haven”) - interest at 4.25%	1,689,786
Moon Lake/Cayo Costa - interest at .75% over prime rate	954,049
Oaks - interest at .75% over prime rate	300,000
Heron Creek - interest at 7%	38,810
The Heathers at Lake Jovita - interest at 1% over prime rate	144,734
Waterchase - interest ranging from .75% to 1% over prime rate	793,560
Ancient Oaks - interest at .5% over prime rate	156,854
Shadowmoss - interest at 1% over prime rate	571,500
Construction loans - collateralized by specific homes under construction, interest at .75% over prime to 7%: maximum loans may not exceed $12,615,921 at March 31, 2004	7,529,461
Notes payable:
Collateralized by a mortgage on land and buildings, interest at 8.75% through March 26, 2006 at which time the rate will be 3% over the weekly average yield on the five year U.S. Treasury rate, as defined. The note is payable in monthly installments of $3,534 including interest and is due March 26, 2021	374,155
Collateralized by equipment and vehicles with interest ranging from 0% to 10.5%, payable $3,224 per month as of March 31, 2004	141,279
Collateralized by a second trust deed on lots payable when sold with interest at 12% payable monthly, due November 24, 2004	47,000
Collateralized by stock of the Company, interest at 7% payable in monthly installments of $5,000 for 5 months due August 31, 2004	25,000
Collateralized by a mortgage on property, interest at 8.75%. The note is payable in monthly installments of interest only and is due October 16, 2004	150,000

Total	$30,547,694

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgages and notes payable:

Mortgages and notes payable (concluded):

Principal payment requirements on mortgages and notes payable in years subsequent to March 31, 2004 and thereafter are as follows:

Years Ending
March 31,	Amount
2005	$12,561,338
2006	10,526,036
2007	40,222
2008	37,554
2009	7,067,961
Thereafter	314,583

Total	$30,547,694

During the twelve months ended March 31, 2004, the Company received notifications that it breached a financial covenant applicable to a revolving construction loan in the amount of $3,500,000. On February 10, 2004, the lender waived the covenant violation until July 15, 2004, at which time, unless done earlier, the Company will be required to place the outstanding balance of the line of credit with another financial institution. As of March 31, 2004, the Company has initiated the placement of the revolving construction loan with an alternate institution.

Note 5 - Joint ventures:

Moorings:

The Company entered into a Limited Partnership Agreement (the “Agreement”) for the purpose of developing and selling the Moorings, a 136 single-family condominium development. The Agreement required the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2001, the Company’s joint venture partner contributed $2,500,000 to the joint venture. The Company ‘s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2,500,000. During the year ended March 31, 2004, the Moorings recognized income of $4,764,548, of which $296,446 was allocated to the Limited Partner. During the year ended March 31, 2003, the Moorings recognized a loss of $161,049, all of which was allocated to the Limited Partner.

As a result of the aforementioned agreement, the Company was able to obtain an acquisition and development (“A&D Loan”) loan in the amount of $6,500,000 and an additional line of credit in the amount of $4,000,000 that is being utilized to fund the initial development costs of the joint venture project. Effective March 20, 2003, the Agreement was amended to increase the A&D Loan to $7,250,000 and increase the line of credit amount to $6,000,000.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Joint ventures (continued):

Miramar:

On March 12, 2003, the Company entered into a limited partnership agreement for the purpose of developing and selling Miramar, a 172 residential unit condominium development. The limited partnership agreement required the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During March 2003, the Company’s joint venture partner contributed $1,800,000 to the joint venture. The Company’s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2,050,000. During the year ended March 31, 2004, Miramar recognized a loss of $32,204, all of which was allocated to the limited partner.

World Golf Village:

The Company entered into a Limited Partnership Agreement (the “Agreement”) for the purpose of developing and selling a 150 unit residential townhouse development. The Agreement required the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2003, the Company’s joint venture partner contributed approximately $748,000 of its required contribution of $1,100,000 to the joint venture.

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

Grand Haven:

On January 7, 2004, the Company entered into a limited partnership agreement for the purpose of developing and selling Grand Haven, a 96 residential unit condominium development. The limited partnership agreement required the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority, as to the management and development of the project. During January 2004, the Company’s joint venture partner contributed approximately $1,258,000 to the joint venture. The Company’s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2,200,000.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Joint ventures (concluded):

Grand Haven (concluded):

As a result of the aforementioned agreement, the Company was able to obtain an additional revolving line of credit in the amount of $2,100,000 and a construction revolving line of credit in the amount of $4,300,000 that will be utilized to fund the initial development costs of the joint venture project.

Note 6 - Preferred stock:

As of March 31, 2004, the Company was authorized to issue up to 100,000,000 shares of Series A preferred stock and up to 2,500,000 shares of Series B preferred stock each with a par value of $.10 per share. Each series of stock may be issued with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation.

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

Note 7 - Income taxes:

The provision for income taxes in 2004 and 2003 consisted of the following:

	2004	2003
Federal:
Current	$1,327,600	$(378,000)
Deferred		(8,553)

Totals	1,327,600	(386,553)

State:
Current	227,200	(62,064)
Deferred		(1,383)

Totals	227,200	(63,447)

Totals	$1,554,800	$(450,000)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7	- Income taxes (concluded):

The provision for income taxes in 2004 and 2003 differs from the provision computed using the Federal statutory rate of 34% on the Company’s income (loss) before income taxes as a result of the following:

	2004	2003
Expected provision at Federal statutory rate	34%	(34)%
Effect of state income taxes, net of Federal income taxes	4	(3)

Effective tax rate	38%	(37)%

Note 8 - Employee benefit plan:

The Company maintains a defined contribution 401(k) plan that allows employees to defer a portion of their salaries for tax purposes through contributions to the plan. The Company contributes an amount equal to 3% of the employees’ salaries. Company contributions to the plan amounted to approximately $46,000 and $22,000 in 2004 and 2003, respectively.

Note 9 - Related party transactions:

As of March 31, 2004, a company related to the principal stockholder of the Company advanced the Company approximately $701,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

During the years ended March 31, 2004 and 2003, the Company incurred construction costs of approximately $1,540,000 and $472,000, respectively, from a company related to the principal stockholder.

Note 10 - Lease commitments:

The Company leases equipment under operating leases expiring through 2005. Minimum lease payments under the noncancelable operating leases in years subsequent to March 31, 2004 are $17,804 in 2005. Rent expense amounted to $63,065 and $65,428 in 2004 and 2003, respectively.

Note 11 - Stock option plan:

In March 2001, the Company’s Board of Director’s approved, subject to ratification by the stockholders, the Company’s Stock Option Plan (the “Plan”) whereby options for the purchase of up to 5,000,000 shares of the Company’s common stock may be granted key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and nonemployee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company’s common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years. Through March 31, 2004, no stock options have been granted under the Plan.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Consulting agreement:

The Company has a five-year consulting agreement with Andrews & Associates, Inc., a company in which one of its stockholders is an officer, director and stockholder of the Company. The agreement, which contains a three-year renewal option, presently provides for consulting services at an annual fee of $115,000 in the area of sales and marketing, land acquisition and development and finance. The aforementioned agreement provides for the remaining payments of $24,000 in 2005.

Note 13 - Litigation:

In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, resolution of these claims is not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 14 - Employee stock plan:

The Company maintains an employee stock plan whereby the Company will issue 500 shares of common stock to each employee upon completing six months of service, an additional 1,000 shares of common stock upon completing eighteen months and twenty-four months of service, respectively, for a total of 2,500 shares of common stock if the employee completes twenty-four months of service. During the years ended March 31, 2004 and 2003, the Company issued 111,000 and 9,000 shares of common stock having values of $25,430 and $1,170, respectively, under the employee stock plan.

In addition, during December 2002, the Company issued 967,500 shares of common stock having a value of $125,775 to its employees in lieu of bonuses.

Note 15 - Treasury stock:

During the nine months ended December 31, 2003, the Company acquired and retired 212,835 of its outstanding shares of common stock at a cost of $6,385.

Note 16 - Fair value of financial instruments:

The Company’s financial instruments at March 31, 2004 consisted of cash and cash equivalents, accounts payable and accrued expenses, mortgages, notes payable and notes payable - related party. In the opinion of management, cash and cash equivalents, accounts payable and accrued expenses are carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its related party, there is no practical method that can be used to determine the fair value of the note payable - related party. The Company believes that the carrying value of its mortgages and notes payable approximates fair value since the majority of its mortgages and notes payable have a floating interest rate and its fixed rate mortgages were recently entered into.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Subsequent event:

Red Hawk Reserve, LLC, a subsidiary of Whitehall Quality Homes, Inc., has entered into an agreement to sell its membership interest in the Red Hawk Reserve project to Red Hawk Investors, LLC, a group independent of Whitehall Quality Homes, Inc., for approximately $8,418,000 including the assumption by the purchaser of approximately 7,718,000 of debt. If the transaction is consummated as currently anticipated, the Company expects to recognize a gain of approximately 700,000. This agreement is anticipated to close on or before June 30, 2004.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant*
3.2	Bylaws of the Registrant*
3.3	Articles of Amendment to Articles of Incorporation**
3.4	Articles of Amendment to Articles of Incorporation**
10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999*
10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto*
10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001.*
10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC**
10.5	Limited Partnership Agreement dated March 12, 2003 between Whitehall Homes at Miramar, Inc. and Miramar Investment Group One, LLC. ***
10.6	Limited Partnership Agreement dated November, 2003 between Whitehall Homes at World Golf, Inc. and World Golf Investment Group One, LLC.
10.7	Limited Partnership Agreement dated January 7, 2004 between Whitehall Homes at Grand Haven, Inc. and Grand Haven Investment Group One, LLC.
21.1	Subsidiaries of the Registrant
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to Registrant’s Form 10-SB, as amended.
**	Incorporated by reference to Registrant’s Form 10-KSB for fiscal year ended March 31, 2002.
***	Incorporated by reference to Registrant’s Form 10-KSB for fiscal year ended March 31, 2003.