Form 10QSB
period 2004-06-30
WHITEHALL LTD INC
filed 2004-08-16
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Results of Operations:

Results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 were as follows:

Revenues:

     Home and Lot Sales:

The Company’s home and lot sales increased by approximately $9,843,000 to approximately $15,318,000 for the three months ended June 30, 2004 as compared to approximately $5,475,000 for the three months ended June 30, 2003. The increase in revenues is primarily attributable to the type of project (luxury condominiums and townhomes) we are currently developing and the cyclical nature of these projects.

During the three month period ended June 30, 2004, the Company closed 48 homes and lots as compared to 14 homes and lots in the three month period ended June 30, 2003. However, during the three month period ended June 30, 2004, the average selling price of the homes closed decreased to $280,000 as compared to $352,000 for the three month period ended June 30, 2003. Lot sales during this period generated approximately $1,877,000 in revenues as compared to lot sales aggregating approximately $545,000 during the three months ended June 30, 2003. Although the revenues for lot sales increased, the average selling price of those lots declined to $57,000 as compared to $68,000 for the three month period ending June 30, 2003.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $7,771,000 to approximately $12,091,000 for the three months ended June 30, 2004 as compared to approximately $4,320,000 for the three months ended June 30, 2003. The cost as a percent of sales approximated 79% for the three months ended June 30, 2004 and 2003. Total cost of sales has increased due to closing more homes than in the prior year. However, the cost of sales as a percent of sales has remained comparable.

Selling, general and administrative:

Selling, general and administrative costs increased by approximately $846,000 to approximately $1,843,000 for the three months ended June 30, 2004 as compared to approximately $997,000 for the three months ended June 30, 2003. General and administrative costs increased approximately $136,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase was primarily the result of increased payroll, a steep increase in health care and other insurance costs. Selling expenses increased approximately $710,000 during the same period primarily due to increased level of sales which resulted in higher commissions and increased project staffing requirements during the quarter related to new communities under development.

Interest:

Interest expense decreased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 by approximately $17,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized rather than expensed.

Income from operations:

As a result of the aforementioned, the Company’s income from operations for the three months ended June 30, 2004 was approximately $1,398,000 as compared to approximately $120,000 for the comparable prior quarter. However, approximately $856,000 of income during the three months ended June 30, 2004 and approximately $302,000 of income during the three months ended June 30, 2003 was applicable to the interest of our joint venture partners.

Net Income (loss):

As a result of the aforementioned, the Company recognized income (loss) after taxes and allocation of income to the joint venture partners of approximately $336,000 ($.02 per share) and $(115,000) ($.01 per share) for the three months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources:

As of June 30, 2004, the Company had net assets of approximately $3,409,000, including cash and cash equivalents of approximately $2,445,000. During the three months ended June 30, 2004, the Company’s cash position increased by approximately $539,000. Its operating activities provided approximately $1,862,000 of cash. This was primarily due to the income from operations of approximately $1,398,000, and the reduction in inventories of approximately $3,924,000, offset by paying down accounts payable and accrued expenses by approximately $1,874,000 and applying approximately $1,434,000 in customer deposits to closed sales. In addition, investing activities utilized approximately $19,000 of cash through the purchase of equipment. The Company’s financing activities used approximately $1,304,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $11,228,000, $50,000 in proceeds from a related party note payable, which is offset by repayments of approximately $11,703,000 and made distributions to joint venture partners of $879,000. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $9,089,000 to finance projects currently under development.

The Company received notification that it breached a certain financial covenant applicable to a revolving line of credit construction loan in the principal amount of $3,500,000 with Washington Mutual Bank. In August 2004, the lender waived the covenant violation until August 30, 2004, at which time, unless done earlier, the Company will be required to place the outstanding balance of the line of credit with another financial institution. As of June 30, 2004, the Company had approximately $497,000 outstanding under this line of credit.

As a result of increased housing demand as well as construction delays and the cyclical nature of the market, the Company continues to accumulate a significant backlog of homes expected to be delivered in the current and next fiscal year. As of June 30, 2004, contracts are in place for closing 270 homes, of which 198 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $79,973,000, of which approximately $55,264,000 is associated with units scheduled to close in the fiscal year ending March 31, 2005, and the remaining approximately $24,709,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006. The table below summarizes the contracts and associated revenue in place as of June 30, 2004:

			To Close		To Close
	Units	Contract	As of 3/31/05		As of 3/31/06
	Under	Price
Project	Contract	Total	Units	$	Units	$
Calumet Reserve at Lely Resort	12	$3,263,037	12	$3,263,037	—	$—
Ancient Oaks	31	$6,874,010	31	$6,874,010	—	$—
Heron Creek Golf & Country Club	12	$3,772,202	12	$3,772,202	—	$—
Lake Jovita	7	$1,762,249	7	$1,762,249	—	$—
Waterchase	41	$12,275,989	30	$8,687,967	11	$3,588,022
Shadow Moss	29	$4,203,531	24	$3,501,398	5	$702,133
Cayo Costa	4	$775,585	4	$775,585	—	$—
Miramar at Lakewood Ranch	80	$24,990,716	43	$12,565,581	37	$12,425,135
The Moorings at Lakewood Ranch	54	$22,055,994	35	$14,062,028	19	$7,993,966
Totals	270	$79,973,313	198	$55,264,057	72	$24,709,256

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

During the three-month period ended June 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Whitehall Limited, Inc.

August 16, 2004	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

August 16, 2004	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS
Cash and cash equivalents	$2,444,548
Inventories	44,690,177
Property and equipment, net	437,580
Other assets	501,583

Total	$48,073,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$30,073,151
Notes payable — related party	750,854
Accounts payable and accrued expenses	5,729,395
Customer deposits and advances	4,485,828

Total liabilities	41,039,228

Interest of joint venture partners	3,625,188

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,182,977 shares issued and outstanding	1,418,298
Additional paid-in capital	(278,539)
Retained earnings	2,269,713

Total stockholders’ equity	3,409,472

Total	$48,073,888

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Revenue:
Home and lot sales	$15,317,755	$5,475,175
Other	57,168	22,077

Totals	15,374,923	5,497,252

Costs and expenses:
Cost of sales	12,090,866	4,320,253
Selling	1,398,255	688,152
General and administrative	444,769	308,712
Interest	43,467	59,972

Totals	13,977,357	5,377,089

Income from operations	1,397,566	120,163
Income applicable to interest of joint venture partners	855,664	301,982

Income (loss) before income taxes	541,902	(181,819)
Provision for income taxes	205,923	(66,400)

Net income (loss)	$335,979	$(115,419)

Basic earnings (loss) per share	$.02	$(.01)

Basic weighted average shares outstanding	14,264,552	14,284,812

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Operating activities:
Net income (loss)	$335,979	$(115,419)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,100	10,743
Income applicable to interest of joint venture partners	855,664	301,982
Changes in operating assets and liabilities:
Inventories	3,923,818	(2,436,533)
Other assets	42,595	(62,360)
Accounts payable and accrued expenses	(1,873,883)	(354,290)
Customer deposits and advances	(1,434,231)	896,610

Net cash provided by (used in) operating activities	1,862,042	(1,759,267)

Investing activities — purchase of property and equipment	(19,499)

Financing activities:
Distribution to joint venture partners	(879,132)	(151,413)
Proceeds from mortgages and notes payable	11,228,295	5,584,650
Proceeds from (repayments of) notes payable — related party	50,000	(190,000)
Repayments of mortgages and note payable	(11,702,838)	(4,280,173)

Net cash provided by (used in) financing activities	(1,303,675)	963,064

Net increase (decrease) in cash and cash equivalents	538,868	(796,203)
Cash and cash equivalents, beginning of period	1,905,680	2,753,721

Cash and cash equivalents, end of period	$2,444,548	$1,957,518

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$43,467	$59,972

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of June 30, 2004, and its results of operations and cash flows for the three months ended June 30, 2004 and 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2004 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2004 that was previously filed with the SEC.

The results of the Company’s operations for the three months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year ending March 31, 2005.

Significant accounting policies and line of business have not changed from those described in the Form 10-KSB.

Note 2 — Income (loss) per common share:

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2004 and 2003 because there were no dilutive securities outstanding.

Note 3 — Mortgages and notes payable:

The Company received notification that it breached a certain financial covenant applicable to a revolving line of credit construction loan in the principal amount of $3,500,000 with Washington Mutual Bank. In August, 2004, the lender waived the covenant violation until August 30, 2004, at which time, unless done earlier, the Company will be required to place the outstanding balance of the line of credit with another financial institution. At June 30, 2004, the Company had approximately $497,000 outstanding under this line of credit.

* * *

Exhibit Index

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.