Form 10QSB
period 2004-09-30
WHITEHALL LTD INC
filed 2004-11-15
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Results of Operations:

Results of operations for the six and three months ended September 30, 2004 as compared to the six and three months ended September 30, 2003 were as follows:

Revenues:

Home and Lot Sales:

The Company’s Home and Lot sales increased by approximately $21,181,000 to approximately $34,623,000 for the six months ended September 30, 2004 as compared to approximately $13,442,000 for the six months ended September 30, 2003. The Company’s Home and Lot sales increased by approximately $11,340,000 to approximately $19,306,000 for the three months ended September 30, 2004 as compared to approximately $7,966,000 for the three months ended September 30, 2003. The increase in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects.

1

During the six month period ended September 30, 2004, the Company closed 76 homes as compared to 39 homes in the six month period ended September 30, 2003. The average selling price of those homes was $272,000 as compared to $290,000 for the six month period ended September 30, 2003. Lot sales during six months ended September 30, 2004 generated $4,334,000 in revenues as compared to lot sales aggregating approximately $2,135,000 during the six months ended September 30, 2003. In addition to closing more lots during the six month period ending September 30, 2004, the average selling price of those lots was $65,000 as compared to $59,000 for the six month period ending September 30, 2003.

During the three month period ended September 30, 2004, the Company closed 28 homes as compared to 25 homes in the three month period ended September 30, 2003. The average selling price of those homes was $273,000 as compared to $255,000 for the three month period ended September 30, 2003. Lot sales during the three months ended September 30, 2004 generated $2,026,000 in revenues as compared to lot sales aggregating approximately $1,590,000 during the three months ended September 30, 2003. Despite closing more lots during the three month period ending September 30, 2004, the average selling price of those lots was $58,000 as compared to $57,000 for the three month period ending September 30, 2003.

Also, during the six and three months ended September 30, 2004, the Company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $10,346,000.

Costs and expenses:

Cost of sales:

Cost of sales increased by approximately $8,403,000 to approximately $19,010,000 for the six months ended September 30, 2004 as compared to approximately $10,607,000 for the six months ended September 30, 2003. Cost of sales increased by approximately $633,000 to approximately $6,919,000 for the three months ended September 30, 2004 as compared to approximately $6,286,000 for the three months ended September 30, 2003. The cost as a percent of sales approximated 76% and 72% for the six and three months ended September 30, 2004, respectively, as compared to 79% in both the six and three months ended September 30, 2003. A major community under development, Edgewater Moorings at Lakewood Ranch, experienced its first closings consisting primarily of premium lake homes in the first quarter of fiscal 2004. Of the 136 units at Edgewater Moorings, 27 units were closed in the first six months of fiscal 2005, compared with 8 in the first six months of fiscal 2004. The margins on these multi-family units were significantly greater than in other developments involving single-family units.

In addition to the aforementioned cost of sales, during the six and three months ended September 30, 2004, the Company incurred cost relative to the Red Hawk Reserve Project of approximately $9,952,900.

Selling, general and administrative:

Selling, general and administrative expenses increased by approximately $1,407,000 to approximately $3,437,000 for the six months ended September 30, 2004 as compared to approximately $2,030,000 for the six months ended September 30, 2003. Selling, general and administrative expenses increased by approximately $561,000 to approximately $1,594,000 for the three months ended September 30, 2004 as compared to approximately $1,033,000 for the three months ended September 30, 2003. General and administrative costs increased approximately $315,000 for the six months ended September 30, 2004 as compared to six months ended September 30, 2003. Selling expenses increased approximately $1,092,000 during the same period due to increased use of outside realtors and promotional expenses associated with several new developments, including Miramar, a new multi-family development in Lakewood Ranch, as well as two new multi-family developments on the East Coast of Florida. For the three months ended September 30, 2004, general and administrative expenses increased by approximately $179,000, as compared to the three months ended September 30, 2003. In addition, during the same period, selling expenses also increased by approximately $382,000. These increases were primarily due to increased level of sales contract activity which resulted in higher commissions and increased project staffing requirements during the quarter related to new communities under development.

Interest:

Interest decreased for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 by approximately $13,000. Interest increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 by approximately $3,000. The decrease in interest for the six month period was attributable to the reduction in outstanding borrowings which was offset more recently by an increase in interest rates. The majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed.

Net Income (loss):

As a result of the aforementioned, the Company’s net income after taxes and allocation of the income (loss) to the joint venture partner was approximately $740,000 ($.05 per share) and $273,000 ($.02 per share) for the six months ended September 30, 2004 and 2003, respectively. The Company’s net income was approximately $404,000 ($.03 per share) and $389,000 ($.03 per share) for the three months ended September 30, 2004 and 2003, respectively.

2

Liquidity and Capital Resources:

As of September 30, 2004, the Company had net assets of approximately $3,814,000 including cash and cash equivalents of approximately $1,805,000. During the six months ended September 30, 2004, the Company’s cash position decreased by approximately $101,000.

Its operating activities provided approximately $10,867,000 of cash. This was primarily caused by the Company experiencing a decrease in inventories of approximately $11,569,000, representing the divestiture of inventories in the amount of approximately $9,011,000 associated with the Red Hawk Reserve project as well as a decrease in inventories of approximately $2,558,000 associated with homes scheduled to close in future periods, income applicable to the interest of the joint venture partner of approximately $1,272,000, and net income of $740,432 offset by a decrease of approximately $1,042,000 in customer deposits, and a decrease of approximately $1,727,000 in accounts payable and accrued expenses.

In addition, our investing activities utilized approximately $59,000 of cash through the purchase of property and equipment.

The Company’s financing activities used approximately $10,909,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $17,269,000 and the proceeds of related party notes payable of approximately $298,000, offset by repayments of approximately $27,067,000, including approximately $190,000 of repayments of related party notes payable. Included in these repayments were the satisfaction of mortgages and notes payable related to the Red Hawk Reserve property divestiture of approximately $9,646,000.

The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $9,474,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next fiscal year. As of September 30, 2004, contracts are in place for closing 337 homes, of which 135 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $101,173,000, of which approximately $38,113,000 is associated with units scheduled to close in the fiscal year ending March 31, 2005, and the remaining approximately $63,060,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006. The table below summarizes the contracts and associated revenue in place as of September 30, 2004:

			To Close		To Close
	Units Under	Contract Price	As of 3/31/05		As of 3/31/06
Project	Contract	Total	Units	$	Units	$
Calumet Reserve at Lely Resort	8	$2,338,721	7	$2,002,698	1	$336,023
Ancient Oaks	30	$7,007,787	10	$1,699,447	20	$5,308,340
Heron Creek Golf
& Country Club	12	$4,206,075	7	$2,365,633	5	$1,840,442
Lake Jovita	7	$2,120,780	5	$1,404,191	2	$716,589
Waterchase	34	$10,262,678	20	$5,705,420	14	$4,557,259
Shadow Moss	53	$8,030,618	18	$2,681,326	35	$5,349,292
Cayo Costa	25	$4,743,251	12	$1,089,500	13	$3,653,751
Miramar at Lakewood Ranch	114	$38,324,093	30	$9,306,364	84	$29,017,729
The Oaks	1	$1,400,000	1	$1,400,000	—	$—
The Moorings at Lakewood Ranch	53	$22,738,982	25	$10,458,262	28	$12,280,720

	337	$101,172,986	135	$38,112,841	202	$63,060,145

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

During the three-month period ended September 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

Part II
Other Information

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Whitehall Limited, Inc.

November 15, 2004	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

November 15, 2004	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

5

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

ASSETS
Cash and cash equivalents	$1,804,693
Inventories	37,045,495
Property and equipment, net	463,105
Other assets	514,854

Total	$39,828,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$20,940,194
Notes payable — related party	808,854
Accounts payable and accrued expenses	5,876,379
Customer deposits and advances	4,877,911

Total liabilities	32,503,338

Interest of joint venture partners	3,510,884

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,182,977 shares issued and outstanding	1,418,298
Additional paid-in capital	(278,539)
Retained earnings	2,674,166

Total stockholders’ equity	3,813,925

Total	$39,828,147

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Home and lot sales	$34,623,468	$13,441,619	$19,305,712	$7,966,444
Other income	64,711	59,985	7,544	37,908

Totals	34,688,179	13,501,604	19,313,256	8,004,352

Costs and expenses:
Cost of sales	28,655,797	10,606,550	16,564,931	6,286,297
Selling	2,402,151	1,310,185	1,003,896	622,033
General and administrative	1,035,116	719,606	590,347	410,894
Interest	89,516	103,353	46,049	43,381

Totals	32,182,580	12,739,694	18,205,223	7,362,605

Income from operations	2,505,599	761,910	1,108,033	641,747
Income (loss) applicable to interest of joint venture partners	1,272,167	298,240	416,503	(3,742)

Income before income taxes	1,233,432	463,670	691,530	645,489
Provision for income taxes	493,000	190,500	287,076	256,900

Net income	$740,432	$273,170	$404,454	$388,589

Basic earnings per share	$.05	$.02	$.03	$.03

Basic weighted average shares outstanding	14,182,977	14,292,741	14,182,977	14,300,669

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Operating activities:
Net income	$740,432	$273,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,755	21,858
Cost of services paid through issuance of common stock		25,430
Income applicable to interest of joint venture partners	1,272,167	298,240
Changes in operating assets and liabilities:
Inventories	11,568,500	(3,638,501)
Other assets	29,324	(72,114)
Accounts payable and accrued expenses	(1,726,899)	114,215
Customer deposits and advances	(1,042,148)	2,317,821

Net cash provided by (used in) operating activities	10,867,131	(659,881)

Investing activities — purchase of property and equipment	(58,679)	(19,974)

Financing activities:
Distribution to joint venture partner	(1,409,939)	(252,066)
Proceeds from mortgages and notes payable	17,269,350	10,454,326
Repayments of mortgages and note payable	(26,876,850)	(9,550,384)
Proceeds from notes payable — related party	298,000	237,985
Repayment of notes payable — related party	(190,000)	(579,000)

Net cash provided by (used in) financing activities	(10,909,439)	310,861

Net decrease in cash and cash equivalents	(100,987)	(368,994)
Cash and cash equivalents, beginning of period	1,905,680	2,753,721

Cash and cash equivalents, end of period	$1,804,693	$2,384,727

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$89,516	$103,353

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of September 30, 2004, their results of operations for the six and three months ended September 30, 2004 and 2003 and their cash flows for the six months ended September 30, 2004 and 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2004 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2004 that was previously filed with the SEC.

The results of the Company’s operations for the six and three months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending March 31, 2005.

Significant accounting policies and line of business have not changed from those described in the 2004 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the six and three months ended September 30, 2004 and 2003 because there were no dilutive securities outstanding.

Exhibit Index

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.