Form 10QSB
period 2004-12-31
WHITEHALL LTD INC
filed 2005-02-14
CIK 839848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The current focus of the Company is on middle- to higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties and more recently, two multi-family developments on the East Coast of Florida. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

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

Recent Accounting Policies:

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for interim periods beginning after June 15, 2003. The Company has determined the adoption of this new accounting pronouncement did not have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed, which will usually be the vesting period. SFAS 123(R) shall be effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has determined the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company.

Results of Operations:

Results of operations for the nine and three months ended December 31, 2004 as compared to the nine and three months ended December 31, 2003 were as follows:

Revenues:

     Home and Lot Sales:

The Company’s Home and Lot sales increased by approximately $16,432,000 to approximately $44,487,000 for the nine months ended December 31, 2004 as compared to approximately $28,055,000 for the nine months ended December 31, 2003. The Company’s Home and Lot sales decreased by approximately $4,750,000 to approximately $9,863,000 for the three months ended December 31, 2004 as compared to approximately $14,613,000 for the three months ended December 31, 2003. The decrease in revenues for the quarter is primarily attributable to delays due to the three major hurricanes to which the West Coast of Florida was subjected during the months of August and September.

During the nine months ended December 31, 2004, the Company closed 96 homes compared to 81 homes in the nine months ended December 31, 2003. The average selling price of those homes was $298,000 as compared to $306,000 for the nine months ended December 31, 2003. Lot sales during the nine months ended December 31, 2004 generated $5,466,000 in revenues as compared to lot sales aggregating approximately $3,242,000 during the nine months ended December 31, 2003. In addition to closing more lots during the nine months ended December 31, 2004, the average selling price of those lots was $73,000 as compared to $60,000 for the nine months ended December 31, 2003.

Also during the nine months ended December 31, 2004, the Company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $10,346,000.

Costs and expenses:

     Cost of sales:

Cost of sales increased by approximately $13,978,000 to approximately $35,985,000 for the nine months ended December 31, 2004 as compared to approximately $22,007,000 for the nine months ended December 31, 2003. Cost of sales decreased by approximately $4,072,000 to approximately $7,329,000 for the three months ended December 31, 2004 as compared to approximately $11,401,000 for the three months ended December 31, 2003. The cost as a percent of sales approximated 81% and 74% for the nine and three months ended December 31, 2004, respectively, as compared with 78% for both the nine and three months ended December 31, 2003, respectively. Although total cost of sales has increased due to closing larger and more expensive homes than in the prior year, the increase in the cost of sales as a percent of sales can be attributed to the construction delays experienced as a result of severe weather conditions in the area, which adversely affected the availability of raw materials and manpower.

Of the 136 units at Edgewater Moorings, 36 units were closed in the first nine months of fiscal 2005, compared with 32 in the first nine months of fiscal 2004. The margins on these multi-family units were significantly greater than in other developments involving single-family units. In addition to the aforementioned cost of sales, during the nine months ended December 31, 2004, the company incurred cost relative to the Red Hawk project of approximately $9,953,000.

     Selling, general and administrative:

Selling, general and administrative expenses increased by approximately $1,569,000 to approximately $5,061,000 for the nine months ended December 31, 2004 as compared to approximately $3,492,000 for the nine months ended December 31, 2003. Selling, general and administrative expenses increased by approximately $161,000 to approximately $1,623,000 for the three months ended December 31, 2004 as compared to approximately $1,462,000 for the three months ended December 31, 2003. General and administrative costs increased approximately $587,000 for the nine months ended December 31, 2004 as compared to nine months ended December 31, 2003 primarily due to the expenses related to establishing a satellite office on the East Coast of Florida. Selling expenses increased approximately $982,000 during the same period due to increased use of outside realtors and promotional expenses associated with several new developments, including Miramar, a new multi-family development in Lakewood Ranch, as well as Grand Haven and World Golf Village, two new multi-family developments on the East Coast of Florida. For the three months ended December 31, 2004, general and administrative expenses increased by approximately $271,000 over the three months ended December 31, 2003. During the same period, selling expenses decreased by approximately $110,000, primarily due to decreased level of sales contract activity which resulted in reduced commissions during the quarter related to new communities under development.

     Interest:

Interest decreased for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 by approximately $7,000. Interest increased for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 by approximately $7,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed.

     Net Income:

As a result of the aforementioned, the Company’s net income after taxes and allocation of the income to the joint venture partner was approximately $908,000 ($0.06 per share) and $1,350,000 ($0.09 per share) for the nine months ended December 31, 2004 and 2003, respectively. The Company’s net income was approximately $168,000 ($0.01 per share) and $1,077,000 ($0.08 per share for the three months ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources:

As of December 31, 2004, the Company had net assets of approximately $3,982,000 including cash and cash equivalents of approximately $1,435,000. During the nine months ended December 31, 2004, the Company’s cash position decreased by approximately $471,000. Its operating activities provided approximately $11,246,000 of cash. This was primarily related to the decrease in inventories of approximately $7,777,000 for homes closed in the period, an increase of approximately $1,171,000 in customer deposits and advances, income applicable to the interest of joint venture partners of approximately $1,860,000, and income from operations of approximately $908,000, offset by a decrease of approximately $536,000 in accounts payable and accrued expenses. In addition, our investing activities utilized approximately $47,000 of cash for the purchase of property and equipment. The Company’s financing activities utilized approximately $11,670,000 of cash principally through repayments of its mortgages and notes payable of approximately $34,354,000, including approximately $290,000 of repayments of related party notes payable offset by the proceeds of its mortgages and notes payable of approximately $24,254,000 and the proceeds of related party notes payable of approximately $430,000. In addition, distributions to joint venture partners utilized approximately $2,000,000 of cash. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $20,313,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of December 31, 2004, contracts are in place for closing 364 homes and lots, of which 64 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $114,811,000, of which approximately $15,953,000 is associated with units scheduled to close in the fiscal year ending March 31, 2005, and the remaining approximately $98,858,000 is associated with the 300 units scheduled to close in the fiscal years ending March 31, 2006 and 2007. The table below summarizes the contracts and associated revenue in place as of December 31, 2004:

Whitehall Quality Homes, Inc.

Backlog as of December 31, 2004

					To Close
	Units	Contract	To Close		As of 3/31/06 and
	Under	Price	As of 3/31/05		3/31/07
Project	Contract	Total	Units	$	Units	$
Calumet Reserve at Lely Resort	5	$1,274,053	4	$938,030	1	$336,023
Ancient Oaks	32	$7,849,382	8	$1,437,980	24	$6,411,402
Heron Creek Golf & Country Club	11	$3,832,969	6	$2,007,596	5	$1,825,373
Lake Jovita	5	$1,615,388	3	$873,668	2	$741,720
Waterchase	31	$9,405,462	9	$2,695,258	22	$6,710,204
Shadow Moss	54	$8,223,683	15	$2,188,757	39	$6,034,926
Cayo Costa	18	$4,409,359	5	$466,500	13	$3,942,859
Miramar at Lakewood Ranch	123	$43,245,914	6	$2,792,534	117	$40,453,380
The Oaks	—	$—	—	$—	—	$—
The Moorings at Lakewood Ranch	44	$18,504,724	8	$2,552,846	36	$15,951,878
Grand Haven	41	$16,449,800	—	$—	41	$16,449,800

	364	$114,810,734	64	$15,953,169	300	$98,857,565

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

During the three-month period ended December 31, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Whitehall Limited, Inc.

February 14, 2005	/s/	Ronald Mustari

Ronald Mustari, President and Chief Executive Officer (Principal Executive Officer)

February 14, 2005	/s/	Kay Carter

Kay Carter, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

5

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)

ASSETS
Cash and cash equivalents	$1,434,848
Inventories	40,837,083
Property and equipment, net	441,539
Other assets	514,331

Total	$43,227,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$20,737,490
Notes payable — related party	840,854
Accounts payable and accrued expenses	7,066,859
Customer deposits and advances	7,091,441

Total liabilities	35,736,644

Interest of joint venture partners	3,509,281

Commitments and contingencies

Stockholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized; 14,182,977 shares issued and outstanding	1,418,298
Additional paid-in capital	(278,539)
Retained earnings	2,842,117

Total stockholders’ equity	3,981,876

Total	$43,227,801

     See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue:
Home and lot sales	$44,486,519	$28,054,658	$9,863,052	$14,613,039
Other income	77,307	71,965	12,595	11,980

Totals	44,563,826	28,126,623	9,875,647	14,625,019

Costs and expenses:
Cost of sales	35,984,686	22,007,244	7,328,889	11,400,694
Selling	3,410,210	2,428,391	1,008,059	1,118,206
General and administrative	1,650,309	1,063,702	615,193	344,096
Interest	136,971	143,839	47,455	40,486

Totals	41,182,176	25,643,176	8,999,596	12,903,482

Income from operations	3,381,650	2,483,447	876,051	1,721,537

Income (loss) applicable to interest of joint venture partners	1,860,267	286,823	588,100	(11,417)

Income before income taxes	1,521,383	2,196,624	287,951	1,732,954

Provision for income taxes	613,000	846,300	120,001	655,800

Net income	$908,383	$1,350,324	$167,950	$1,077,154

Basic earnings per share	$0.06	$0.09	$0.01	$0.08

Basic weighted average shares outstanding	14,182,977	14,291,059	14,182,977	14,291,145

     See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	2004	2003
Operating activities:
Net income	$908,383	$1,350,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,892	29,391
Cost of services paid through issuance of common stock		25,430
Income applicable to interest of joint venture partners	1,860,267	286,823

Changes in operating assets and liabilities:
Inventories	7,776,912	(11,719,798)
Other assets	29,847	(73,249)
Accounts payable and accrued expenses	(536,419)	2,223,758
Customer deposits and advances	1,171,382	2,095,122

Net cash provided by (used in) operating activities	11,246,264	(5,782,199)

Investing activities — purchase of property and equipment	(47,250)	(19,974)

Financing activities:
Distributions to joint venture partners	(1,999,642)	(1,169,083)
Proceeds from mortgages and notes payable	24,253,778	26,332,363
Repayments of mortgages and note payable	(34,063,982)	(19,920,319)
Proceeds from notes payable — related party	430,000	244,266
Repayment of notes payable — related party	(290,000)	(654,669)
Repurchase and retirement of treasury stock		(6,281)
Capital contributed by joint venture partner		747,754

Net cash provided by (used in) financing activities	(11,669,846)	5,574,031

Net decrease in cash and cash equivalents	(470,832)	(228,142)

Cash and cash equivalents, beginning of period	1,905,680	2,753,721

Cash and cash equivalents, end of period	$1,434,848	$2,525,579

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$136,971	$143,839

See Notes to Condensed Consolidated Financial Statements.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, their results of operations for the nine and three months ended December 31, 2004 and 2003 and their cash flows for the nine months ended December 31, 2004 and 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2004 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2004 that was previously filed with the SEC.

The results of the Company’s operations for the nine and three months ended December 31, 2004 are not necessarily indicative of the results of operations for the full year ending March 31, 2005.

Significant accounting policies and line of business have not changed from those described in the 2004 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended December 31, 2004 and 2003 because there were no dilutive securities outstanding.

Exhibit Index

31.1	Certification of the President and Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certificate of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350.