Form 10KSB
period 2005-03-31
WHITEHALL LTD INC
filed 2006-04-19
CIK 839848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

WHITEHALL LIMITED, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

COMMISSION FILE NUMBER 0-29027

FLORIDA	84-1092599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 COCOANUT AVENUE, SARASOTA, FLORIDA	34236
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (941) 954-1181

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $51,711,795 for fiscal year ended March 31, 2005.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,222,977 shares of common stock as of March 31, 2005 (14,581,612 shares of common stock as of January 12, 2006).

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND. Whitehall Limited, Inc. (the “Company”) is a corporation which has been domesticated and presently exists under Florida law. Effective June 24, 1999, the Company acquired Whitehall Quality Homes, Inc., a Florida corporation (formerly known as Whitehall Homes II, Inc. and referred to herein as “Whitehall”), which is now a wholly owned subsidiary of the Company. Whitehall is a residential home builder located in Sarasota, Florida. The Company, formerly known as Cambridge Universal Corporation, was originally incorporated in Colorado in 1988. After an initial public offering in 1988, the Company did not conduct any significant business operations and had minimal or no assets. Prior to its acquisition of Whitehall, the Company was what is commonly referred to as a “blank check” company because its business objective was to effect an exchange of capital stock or other business combination with an operating business. References herein to the Company or Whitehall shall mean Whitehall Limited, Inc. and Whitehall Quality Homes, Inc. collectively unless the context otherwise requires or as otherwise noted.

The Company’s principal executive office is located at 290 Cocoanut Avenue, Sarasota, Florida 34236, and its telephone number is (941) 954-1181.

THE COMPANY’S BUSINESS. The Company builds quality homes with custom features at moderate prices. The homes are designed principally for entry level or “moving up” home buyers, as well as for retirees. Residences constructed and marketed by the Company usually range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $150,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were marketed to prospective buyers of lower-end homes. The current focus of the Company is on middle to higher end homes including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the west coast of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties, and more recently two multi-family developments on the east coast of Florida. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities. At March 31, 2005, the Company had approximately $25.2 million invested in land and development costs and approximately $24.1 million invested in homes under construction and furnished models. At January 4, 2006, the Company has approximately $23.2 million invested in land and development costs and approximately $32.3 million invested in homes under construction and furnished models.

EXISTING PROJECTS. The Company is presently engaged in some level of development in residential real estate and the construction of single family dwellings. All of the projects, where such development and construction activity is being conducted, contain appropriately zoned residential dwelling unit building lots. Construction permits are obtained prior to the construction of a unit. The following table sets forth as of January 4, 2006, summaries of statistical data with respect to the identified real estate projects:

Development	Location	Status of Infrastructure Development	Number of Building Lots Available to Whitehall	Estimated Average Selling Price Per Unit	Number of Units Closed/Under Contract/ Under Construction	Estimated Time of Development Build-Out
Heron Creek Golf & Country Club	North Port, Florida	Complete	112	$382,304	91/5/5	60 Months
Lake Jovita	Dade City, Florida	Complete	60	$385,816	28/0/2	60 Months
Edgewater Moorings at Lakewood Ranch	Sarasota, Florida	Complete	136	$399,954	124/12/12	48 Months
Calumet Reserve at Lely Resort/Lely Island/Tiger Island	Naples, Florida	Complete	65	$400,000	65/0/0	30 Months
Waterchase	Tampa, Florida	Complete	56	$321,406	41/12/12	36 Months
Ancient Oaks	Ellenton, Florida	Complete	80	$225,000	14/24/24	48 Months
The Oaks	Sarasota, Florida	Complete	2	$1,500,000	2/0/0	12 Months
Miramar at Lakewood Ranch	Sarasota, Florida	Complete	172	$415,108	24/113/58	48 Months
Shadowmoss	North Port, Florida	Complete	70	$166,321	23/47/20	24 Months
Grand Haven	Palm Coast, Florida	Complete	96	$407,960	0/69/48	36 Months
World Golf Village	St. Augustine, Florida	Incomplete	150	$381,179	0/48/0	48 Months
Cayo Costa / Moon Lakes	Naples Florida	Complete	20	$319,312	5/15/15	36 Months
Miramar Lakes/Porto Romano	Ft. Myers Florida	Incomplete	55	$534,868	0/30/10	36 Months

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

The Company does not maintain significant inventories of construction materials, except for work in process materials for homes under construction. Typically, the construction materials used in operations are readily available from numerous sources. The Company does not have any long-term contracts with suppliers of its building materials. Since its inception, the Company has not experienced any significant delays in construction due to shortage of materials or labor.

MARKETING AND SALES. The Company generally offers five to ten home designs that it believes will appeal to local homebuyers at each of its subdivisions, but is prepared to offer additional building plans and options that may be more suitable or desirable to homebuyers. While most design modifications are significant to homebuyers, such changes typically involve relatively minor adjustments including, among other things, modifying the interior or exterior dimensions of the home and changing exterior materials. Such changes generally improve the Company’s gross margins. The Company believes that its ability to cater to the design tastes and desires of the prospective homebuyer at competitive prices, even at the entry-level, distinguishes it from many of its competitors.

The Company advertises in local newspapers, magazines, and on television. The Company also utilizes the power of the Internet, alliances with mortgage companies, and utility publications, brochures, newsletters and billboards. To control advertising costs, the Company attempts to operate in subdivisions in conspicuous locations that permit it to take advantage of local traffic patterns. The Company also believes that model homes, furnished by award winning interior designers, play a significant role in its marketing efforts. Consequently, the Company expends significant efforts in creating an attractive atmosphere in its model homes.

The Company markets its homes through salaried employees, commissioned employees, and independent real estate brokers. Home sales are typically conducted from sales offices located in furnished model homes located within each development. Company sales representatives and consultants assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and the selection of options and other custom features. Management believes that the Company’s commissioned employees are adequately trained in terms of their sales capability, and the Company’s policy is to keep such persons informed as to the availability of financing, construction schedules and future marketing and advertising plans.

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

Sales of Company homes generally are made pursuant to a standard sales contract which requires a down payment of approximately 10% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period, typically four to six weeks, and may include other contingencies, such as the sale of an existing home. The Company includes a home sale in its sale backlog upon execution of the sales contract and receipt of the initial down payment. The Company estimates that the average period between the execution of a sales contract for a home and closing is approximately eight months from issue of permits.

CUSTOMER SERVICE AND QUALITY CONTROL. The Company is responsible for pre-closing quality control inspections and responding to customer’s post-closing needs. The Company believes that prompt and courteous response to homebuyer’s needs during and after construction reduces post-closing repair costs, enhances its reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. The Company provides its homebuyers with a warranty on workmanship and building materials. The subcontractors who perform most of the actual construction also provide warranties of workmanship and generally are prepared to respond to the Company and homeowners promptly upon request. The Company supplements its one-year warranty by purchasing a ten-year limited warranty from a third party, Homeowners Warranty Company, to cover its potential warranty obligations.

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

REGULATION AND ENVIRONMENTAL MATTERS. The residential development and construction industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state, and local laws and regulations including zoning and density requirements, building, environmental, advertising and consumer credit rules and regulations, as well as other rules and regulations in connection with its homebuilding and sales activities. These include requirements as to building materials to be used, building designs and minimum elevation of properties. The Company’s homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by Fannie Mae and Freddie Mac, respectively, are subject to inspection as well.

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site’s location, environmental condition, and present and former uses. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

PROPERTY ACQUISITIONS. The Company continually inspects and determines the relative feasibility of real estate parcels for future residential development projects in its operating area. Real estate properties possibly suitable for development which are not located in such area will also be investigated. Generally, the Company endeavors to acquire developed building lots after all zoning and other governmental entitlements and approvals have been obtained. In such acquisition activities, the Company has used and will continue to use lot options and similar contracts to secure developed lots. Substantially all real estate purchased by the Company will involve those properties which have obtained all necessary permits and entitlements and comply with all regulatory factors, so that the Company can immediately begin development and home construction. The Company attempts to limit its acquisitions to tracts of entitled land that will yield fewer than 1,600 lots when developed and, where possible, obtains options to acquire adjacent parcels for later development. By limiting its acquisition and development activities to parcels of land, the Company believes that it reduces the financial and market risks associated with holding land during the development period. Additionally, the Company will purchase land and engage in land development activities wherein lots will be sold to other custom homebuilders.

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

COMPETITION. The residential development and construction industry is highly competitive throughout the United States and particularly in the Company’s geographic market area which is located primarily in southwest Florida from Tampa to Naples. In times of strong demand for residential building lots, entities such as the Company are inclined to initiate a number of developments and the construction of residential units at substantially the same time, thereby potentially creating an oversupply of available residential units. When demand for such residential units declines, downward pressure with respect to the pricing of inventory units usually occurs or the acquisition on a pre-construction basis of residential units by home buyers decreases significantly. Factors that affect the relative competitive position of the Company include, without limitation, its project development activities, residential unit construction and the marketing thereof, including the location of the Company’s available residential units and the project in which they are located, the presence of competing entities in the Company’s areas of operations and the relative level of consumer acceptance of the Company’s residential units from an aesthetic, pricing and availability standpoint. The ultimate pricing of the residential unit and the related lot will also be a competitive factor. The

Company believes that it is in competition with development and construction entities which have substantially greater financial, managerial and other resources than those presently available to the Company. The Company estimates that there are approximately 12 major residential dwelling unit home contractors operating in the area of Florida in which the Company operates. Of the 12 contractors, five have been identified as direct competitors. All five direct competitors offer a full range of home design options and are recognized and established in southwest Florida from Tampa to Naples. No assurance can be given that the Company will effectively meet competition on a continuing basis.

THE RESIDENTIAL HOME BUILDING INDUSTRY. The residential development and construction industry which includes the development of residential real estate projects has three primary components. These components are land acquisition, land development, and home construction and sales. The Company believes that there is considerable overlap among those who participate in one or more of these components. Investors purchase undeveloped or underutilized real estate with a view to realizing appreciation in value as a result of urban or suburban growth but such investors usually do not engage in development activities. Developers and residential dwelling contractors such as the Company typically purchase real property which is usually unimproved and unplatted but is appropriately zoned for development, and such entities develop such property into subdivisions containing platted, semi-finished or finished lots for sale to home builders. In some instances, developers like the Company also engage in residential home construction. The Company acquires properly zoned real estate for further development and constructs residential units thereon and also builds residential units in subdivisions containing fully developed lots ready for residential home construction.

In the home construction and sales component of the industry, there are four major activities: building custom homes, building production homes, building townhomes, condominiums and apartments, and remodeling. The Company concentrates its residential construction activities on the construction of single family homes, attached townhouses, and low-rise condominium units in the medium price range. The Company’s geographic area of operation is estimated to contain approximately 12 major developers and residential unit contractors, some of whom conduct nationwide operations and engage in the building of production homes. The Company’s management believes that within the Company’s area of operations, the Company ranks among the top ten of such developers. Management’s estimate is based upon The Construction Guide, which publishes on a monthly basis statistical data relating to the number of residential unit “construction starts” occurring in any particular month and which is cumulated on a year-to-date basis. It should be noted, however, that the range of construction starts varies widely and a number of home builders have monthly construction starts significantly in excess of those of the Company.

EMPLOYEES. As of March 31, 2005, and January 4, 2006, the Company had 49 and 45 employees, respectively, all of which were full time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There has been no public trading market for the Company’s Common Stock since the Company’s acquisition of Whitehall in June, 1999.

As of March 31, 2005, and January 16, 2006, there were approximately 430 and 346 shareholders of record, respectively, of the Company’s Common Stock.

The Company has never paid any cash dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock. Payment of future cash dividends, if any, will be determined by the Company’s Board of Directors based upon conditions then existing, including the Company’s financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, the Company’s future credit arrangements may restrict the payment of dividends.

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

During the years ended March 31, 2005 and March 31, 2004, the Company issued 40,000 and 111,000 shares, respectively of Common Stock to certain of its employees under its employee stock plan as a bonus. The Company placed a value of $1.00 and $0.23 per share, respectively on each share issued. In addition, the Company issued 967,500 shares of common stock to certain of its employees as a bonus during December, 2002. The Company placed a value of $0.13 per shares on each share issued. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the Company’s employee stock plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements, except as required by law. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors Affecting Future Operating Results” set forth at the end of this Item 7 and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Report.

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for entry level or “moving up” home buyers as well as for retirees. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $150,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were marketed to prospective buyers of lower-end homes. The current focus of the Company is on middle-to-higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the west coast of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties and more recently two multi-family developments on the East Coast of Florida. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

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

In December 2003, the FASB issued revised FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (“FIN No. 46R”). FIN No. 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”), Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN No. 46R is applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R) “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share—based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial statements.

Results of operations for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

The Company is presently engaged in the development of the following projects:

	Total Number of Units	Estimated Average Selling Price Per Unit	Number of Units To Close As of 3/31/05	Units Closed Years Ended
Project				3/31/05	3/31/04
Calumet Reserve at Lely Resort	65	$400,000	1	24	25
Ancient Oaks	80	$225,000	29	3	8
Heron Creek Golf & Country Club	112	$382,304	10	7	19
Lake Jovita	60	$385,816	1	16	2
Waterchase	56	$321,406	27	17	10
The Moorings at Lakewood Ranch	136	$399,954	36	44	56
Miramar at Lakewood Ranch	172	$415,108	172	0	0
World Golf Village	150	$381,179	150	0	0
Grand Haven	90	$407,960	96	0	0
Shadowmoss	70	$166,321	66	5	0
Cayo Costa/Moon Lakes	20	$319,312	20	0	0
Miramar Lakes/Porto Romano	55	$534,868	55	0	0
Off Site			0	1	0

Totals			663	117	120

Results of operations:

The following table sets forth operating data as a percentage of revenue:

	Year ended March 31,
	2005	2004
Revenue:
Home and lot sales	99.8%	99.9%
Other	0.2%	0.1%

Totals	100.0%	100.0%

Costs and expenses:
Cost of sales	83.5%	76.9%
Selling, general and administrative	13.2%	12.7%
Interest	0.3%	0.4%

Totals	97.0%	90.0%

Operating income	3.0%	10.0%

Revenue:

Home and lot sales:

The Company’s home and lot sales increased by approximately $8.5 million to approximately $51.7 million for the year ended March 31, 2005 as compared to approximately $43.2 million for the year ended March 31, 2004. During the year ended March 31, 2005, the Company sold in bulk the 119 lots located in the Red Hawk reserve project for approximately $10.3 million.

The Company concluded certain phases of projects under development in which the premium or choice units had been closed in prior years, thereby resulting in a slightly lower unit value. As a result of the aforementioned, the average unit sales price, including lots exclusive of the bulk lot sale described above, on the 117 units closed during the year ended March 31, 2005 was approximately $354,000 as compared to approximately $360,000 for the 120 units closed during the year ended March 31, 2004.

Costs and expenses:

Cost of sales:

Cost of sales increased by approximately $10.0 million to approximately $43.2 million for the year ended March 31, 2005 as compared to approximately $33.3 million for the year ended March 31, 2004. The cost as a percent of sales approximated 83.5% and 76.9% for the years ended March 31, 2005 and 2004, respectively. During the year ended March 31, 2005, the Company sold in bulk the 119 lots located in the Red Hawk reserve project at a cost of approximately $9.1 million, representing a margin of approximately 87.7% which negatively affected the overall cost as a percentage of sales. The cost as a percent of sales, exclusive of the Red Hawk transaction, approximated 82.6% for the year ended March 31, 2005.

Although total cost of sales has increased due to closing more homes than in the prior year, the increase in the cost of sales as a percent of sales can be attributed to the cost increases and delays suffered as a result of three major hurricanes which significantly impacted the west coast of Florida during the fiscal year.

Selling expenses:

Selling expenses increased by approximately $430,000 to approximately $4.2 million for the year ended March 31, 2005 as compared to approximately $3.8 million for the year ended March 31, 2004. The primary reason for this is that the Company incurred increased selling expenses as a result of commissions owed on sales and new projects being offered for sale and the associated staffing and marketing costs associated with these new projects. The increased use of outside realtors and promotional expenses associated with several new developments also affected overall selling costs for the year. The selling expenses as a percent of sales approximated 8.2% for the year ended March 31, 2005 as compared to 8.8% for the year ended March 31, 2004.

General and administrative expenses:

General and administrative expenses increased by approximately $918,000 to approximately $2.6 million for year ended March 31, 2005 as compared to approximately $1.7 million for the year ended March 31, 2004. This increase was a result of increased project staffing requirements during the year related to new communities in development as well as additional employees necessary to staff current and future projects.

Interest:

Interest expense decreased by approximately $20,000 to $168,000 for the year ended March 31, 2005 as compared to approximately $188,000 for the year ended March 31, 2004. Total debt outstanding has increased for the year. The Company incurred interest cost of $3,181,623 and $2,607,217, of which $1,203,696 and $2,418,867 were capitalized as of March 31, 2005 and 2004, respectively.

Net Income (loss):

As a result of the aforementioned, the Company’s operating income decreased by approximately $2.7 million to approximately $1.6 million for the year ended March 31, 2005 as compared to approximately $4.3 million for the year ended March 31, 2004. However, approximately $2.2 million of the Company’s operating income incurred during the year ended March 31, 2005 as compared to approximately $4.8 million of the Company’s operating income incurred during the year ended March 31, 2004, was attributable to the Whitehall Quality Homes at Edgewater Moorings joint venture and allocable to the Company’s joint venture partner in proportion to its capital contribution (see Note 5 to Consolidated Financial Statements). In addition, approximately $(155,000) of the Company’s operating income incurred during the year ended March 31, 2005, as compared to $(32,000) of the Company’s operating income incurred during the year ended March 31, 2004, was attributable to the Whitehall Quality Homes at Miramar joint venture and allocable to the Company’s joint venture partner in proportion to its capital contribution (see Note 5 to Consolidated Financial Statements). Furthermore, approximately $(56,000) of the Company’s operating income incurred during the year ended March 31, 2005, as compared to $0 of the Company’s operating income incurred during the year ended March 31, 2004, was attributable to the Whitehall Quality Homes at Grand Haven joint venture and approximately $(72,000) of the Company’s operating income incurred during the year ended March 31, 2005, as compared to $0 of the Company’s operating income incurred during the year ended March 31, 2004, was attributable to the Whitehall Quality Homes at World Golf joint venture. These amounts are allocable to the Company’s joint venture partner in proportion to its capital contribution (see Note 5 to Consolidated Financial Statements). Amounts allocated to the joint venture partnerships totaled $2.2 million of income for the year ended March 31, 2005 as compared to $264,242 of income for the year ended March 31, 2004. As such, after the provision (credit) for income taxes of approximately $(256,000) for the year ended March 31, 2005 and approximately $1.6 million for the year ended March 31, 2004, the Company’s net income decreased by approximately $2.7 million to approximately $(384,000) or $(0.03) basic earnings (loss) per share for the year ended March 31, 2005 as compared to approximately $2.5 million or $0.18 basic earnings per share for the year ended March 31, 2004. The basic earnings (loss) per share was computed on the weighted average number of shares outstanding of 14,189,443 and 14,264,552 for the years ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources:

As of March 31, 2005, the Company had net assets of approximately $2.7 million including cash and cash equivalents of approximately $2.6 million. During the year ended March 31, 2005, the Company’s cash position increased by approximately $651,000. Its operating activities provided approximately $4.3 million of cash. This was primarily caused by an increase in customer deposits of approximately $4.3 million, offset by a decrease in accounts payable and accrued expenses and inventories of approximately $1.1 million and $725,000, respectively, as well as offset by the net loss of approximately $(384,000). This utilization was effected through the Company’s financing activities. The Company’s financing activities utilized approximately $3.6 million of cash principally through the repayments of its mortgages and notes payable of approximately $39.3 million offset by proceeds of approximately $37.8 million. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. In addition, during the year ended March 31, 2005, the Company received capital contributions of approximately $194,000, offset by distributions of $2.4 million from the Company’s joint venture partners in the Miramar at Lakewood Ranch, Grand Haven and World Golf Village projects.

As of March 31, 2005, a company related to the Company’s principal shareholder had advanced the Company approximately $841,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

As a result of increased housing demand as well as construction delays and the cyclical nature of the market, the Company continues to accumulate a significant backlog of homes expected to be delivered in the next fiscal year. As of March 31, 2005, contracts are in place for closing more than 462 homes, of which 301 are scheduled to close in the next fiscal year. The anticipated revenue associated with these contracts totals approximately $171.3 million, of which approximately $101.4 million is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $69.9 million is associated with units scheduled to close in the fiscal year ending March 31, 2007. The table below summarizes the contracts and associated revenue in place as of March 31, 2005. All dollar amounts in the table below are rounded to the nearest thousand.

(In thousands)	Units Under Contract	Contract Price Total	To Close As of 3/31/06		To Close As of 3/31/07
Project			Units	Amount	Units	Amount
Calumet Reserve at Lely Resort	1	$336	1	$336	—	$—
Ancient Oaks	27	7,404	23	6,289	4	1,115
Heron Creek Golf & Country Club	9	3,396	7	2,392	2	1,004
Lake Jovita	1	381	—	—	1	381
Waterchase	25	8,001	25	8,001	—	—
Cayo Costa/Moon Lakes	20	6,392	15	4,798	5	1,594
Shadow Moss	60	9,882	54	8,760	6	1,122
Miramar at Lakewood Ranch	137	52,961	48	18,178	89	34,783
The Moorings at Lakewood Ranch	36	15,927	36	15,927	—	—
Miromar Lakes/Porto Romano	29	16,050	1	564	28	15,486
Grand Haven	69	32,166	48	19,582	21	12,584
World of Golf	48	18,456	43	16,575	5	1,881

TOTALS	462	$171,352	301	$101,402	161	$69,950

Off-Balance Sheet Arrangements

During the fiscal year ended March 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B, promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Factors Affecting Future Operating Results:

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

Operating Results

We incurred a net loss of approximately $190,000 for the year ended March 31, 2005. We will need to generate significant revenues to maintain profitability, and although we have significant sales contracts in house, there is no assurance we will be able to complete the construction of these homes timely. There is no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

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

Outstanding Debt; Potential Adverse Effect of Indebtedness on Future Operations

As of March 31, 2005, the outstanding indebtedness of the Company was approximately $46.4 million and the Company had shareholders’ equity of approximately $2.9 million. In addition, the Company may incur additional indebtedness in the future, some of which may be secured. The Company’s ability to make required debt service payments in the future will be dependent on the Company’s operating results, which are subject to financial, economic and other factors affecting the Company that are beyond its control. No assurance can be given that the Company will be able to make required debt service payments.

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

Geographic Concentration

Presently, the Company’s development, construction and marketing activities are concentrated primarily in a five- county area comprised of Sarasota, Manatee, Collier, Pasco and Hillsborough counties, Florida, and more recently on the east coast of Florida. As of the date of this report, Company’s management believes that those areas are experiencing reasonably strong demand for single family homes such as those being marketed and which will be marketed by the Company. Market demand for residential housing can fluctuate considerably as a result of local economic conditions, and factors such as unemployment levels in the market area, increase in interest rates, particularly mortgage interest rates, increases in costs of building lots, materials and labor, competitive overbuilding, changes in government regulations and adverse weather conditions may adversely affect such demand. No assurance can be given that adverse factors affecting such demand will not develop in the future which materially and adversely affect the Company’s business and results of operations.

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

Related Party Transactions and Possible Conflicts of Interest

Current and former officers, directors, and principal shareholders of the Company, including Ronald Mustari, a director and president of the Company, have directly or indirectly entered into various transactions with the Company. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” A majority of the Board of Directors consists of persons who are either executive officers, principal shareholders or both. Thus, there exists the potential for conflicts of interest in transactions between the Company and such persons or entities in which they have an interest. The Company will attempt to ensure that any such transactions are entered into on terms no less favorable than could be obtained in transactions with unrelated third parties.

ITEM 7. FINANCIAL STATEMENTS.

The Company’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this annual report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been noted in the Company’s recording of the allocation of income applicable to the interest of the joint venture partners due to the limitations of the accounting information system employed by the company. This item was brought to management’s attention by the Company’s auditors. This item pertained to the fiscal year ended March 31, 2005 and the effect of this is incorporated into the fourth quarter and annual financial statements. Management believes that it has taken the necessary actions to ensure that the appropriate accounting treatment for these types of transactions is applied if such transactions occur in the future.

Based on the steps taken, management (i) believes that the consolidated financial statements included in this Report are fairly stated in all material respects and (ii) does not believe that the material weaknesses will result in any additional adjustments to previously released financial statements.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information is set forth below concerning the directors and executive officers of the Company.

Name	Age	Position with Company
Ronald Mustari	62	President, Chief Executive Officer and Director
Joanne Mustari	58	Secretary
Jerry Andrews	62	Executive Vice President and Director
Kay Carter	46	Chief Financial Officer

Ronald and Joanne Mustari are husband and wife and may be considered as control persons of the Company. The Company has not entered into any employment agreements with any of its executive officers. Officers of the Company serve at the pleasure of the Company’s board of directors. The term of office of each director of the Company ends at the next annual meeting of the Company’s shareholders or when his successor is elected and qualified.

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

JERRY ANDREWS has served as Executive Vice President since June 1999. Prior to this he was a principal with Kutmor International, Inc., an international marketing and consulting company, from 1990 to 1994. As a principal with Kutmor International, Inc., Mr. Andrews’ responsibilities varied from sales management to developing major entrepreneurial projects for both established companies and start up groups. Prior to joining Kutmor International, Inc., Mr. Andrews served as the President of ADS Manufacturing in Milwaukee, Wisconsin, a manufacturer of power transmission components, from 1982 to 1990. Prior to joining ADS Manufacturing, Mr. Andrews was a sales manager with Tenneco Corporation in Houston, Texas.

KAY CARTER has served as the Company’s Chief Financial Officer since November 2002. Ms. Carter held the position of Vice President of Finance and Controller with Comdial Corporation in Sarasota, Florida and Charlottesville, Virginia prior to joining the Company. At Comdial Corporation, Ms. Carter was responsible for accounts receivable, collections, invoicing, accounts payable, inventory, payroll, human resources, banking, taxes, and accounting information systems. Ms. Carter was formerly Executive Vice President and Controller for Key Voice Technologies, Inc. in Sarasota, Florida. Ms. Carter began with Key Voice Technologies in 1995 where she established all financial and accounting systems for an emerging telecommunications and voice processing software business. She was responsible for accounts receivable, collections, invoicing, accounts payable, inventory, payroll, human resources, banking, taxes, and accounting information systems. Subsequent to the acquisition of Key Voice Technologies as a wholly owned subsidiary of Comdial Corporation, Ms. Carter remained as an officer of the corporation responsible for administration, accounting, finance, and human resources.

For almost ten years prior to her affiliation with Key Voice Technologies, Ms. Carter was a consultant with the Special Services Group of Ernst & Young. Ms. Carter served with the consulting group based in New Orleans, Louisiana, and was responsible for providing services for Ernst & Young clients throughout the Southeast United States. Since May 1986, she has been a Certified Public Accountant.

KEY EMPLOYEES OF THE COMPANY

DANIEL LUCAS, age 44, has been employed by the Company for approximately 11 years as a new home sales representative, project sales manager, and Vice President, New Home Sales. In his present capacity as Gulf Coast Regional President, Mr. Lucas is responsible for sales, construction, planning and sales budgeting for all of the Company’s developments in the Gulf Coast Region. In this capacity, Mr. Lucas hires, trains and supervises the sales staff utilized by the Company in its various developments. Mr. Lucas also provides recommendations to the Company with respect to residential unit redesign (with a view to enhancing buyer acceptance) and is responsible for new home quality control as well as the sponsorship of homeowner association matters.

CONSULTING AGREEMENTS

The Company and Andrews & Associates, Inc. (“Andrews”) entered into a consulting agreement dated February 15, 1999 pursuant to which Andrews receives a consulting fee of $115,000 per year. As additional compensation for assisting in the combination of Whitehall, Andrews received 1,000,000 shares of the Company’s Common Stock. Such shares were valued at the fair value of the combined company. The consulting agreement initially included a five year term commencing on or about June 24, 1999, and may be renewed, at the option of Andrews, for an additional three years. The Company has agreed, if requested by Andrews at any time during the term of the consulting agreement, to employ J.S. Andrews (the father of Messrs. Patrick, Gregory and Jerome Andrews who are officers, directors and principal shareholders of Andrews) as executive vice president of the Company pursuant to an employment agreement under which Mr. Andrews would receive an annual salary of $140,000, a $500 monthly automobile allowance and the right to participate in the Company’s health and employee benefit plans. The employment agreement, if entered into, would be for a term coterminous with the remaining term of the consulting agreement and the consulting agreement would thereupon terminate. Andrews presently provides consulting services to the Company in the areas of sales and marketing, land acquisition, land development and finance. See “Certain Relationships and Related Transactions.”

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended March 31, 2005 with all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10% beneficial owners.

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

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid to the Company’s President and Chief Executive Officer during the fiscal years ended March 31, 2005, 2004 and 2003. Except as listed in the table below, no executive officer received total annual salary and bonus in excess of $100,000. No officer listed in the table below has been awarded any stock options, stock appreciation rights or other long term or incentive compensation.

SUMMARY COMPENSATION TABLE

Name And Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
Ronald Mustari, President	2005	$520,000	-0-	-0-
and Chief Executive Officer	2004	$140,000	-0-	-0-
	2003	$140,000	$29,250(1)	-0-
J. S. Andrews	2005	$140,000	-0-	-0-
Executive Vice President	2004	$115,000	-0-	-0-
	2003	$115,000	$25,481(2)	-0-

(1)	Consists of 225,000 shares valued by the Company at $0.13 per share which were issued to Mr. Mustari and his wife as a bonus.
(2)	Consists of 196,011 shares valued by the Company at $0.13 per share which were issued to Mr. Andrews as a bonus.

DIRECTOR COMPENSATION

The Company does not currently compensate its directors.

EMPLOYEE STOCK BONUS PLAN

The Company adopted an employee stock bonus plan effective June 14, 2000 pursuant to which each of the Company’s employees will receive up to a total of 2,500 shares as a bonus upon completion of 24 months of service with the Company. A total of 182,000 shares had been issued under the stock bonus plan as of March 31, 2005. The stock bonus plan has not been approved by the Company’s shareholders. In addition, during December 2002, the Company issued 967,500 shares to certain of its employees as a bonus.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any other entity that has an executive officer serving as a member of our board of directors or compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

As of March 31, 2005, there were 14,222,977 shares of the Company’s Common Stock outstanding. The following table sets forth certain information with respect to beneficial ownership of the Company’s outstanding Common Stock as of March 31, 2005 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OF CLASS
Ronald and Joanne Mustari 467 Walls Way Osprey, FL 38229	8,555,160		60.1%
Kay Carter 290 Cocoanut Avenue Sarasota, Florida 34236	150,000		1.1%
Al Trellis 205 East Ridgeville Blvd., Ste. C Mt. Airy, MD. 21771	77,500	(2)	0.5%
Andrews and Associates, Inc. 7669 Fairway Woods Sarasota, FL 34236	1,357,011	(1)	9.5%
All executive officers and directors as a group (5 persons)	10,103,671		71.0%

*	Less than 1%
(1)	Includes 250,000 shares held by each of Patrick J. Andrews, Gregory M. Andrews and Jerome S. Andrews, Jr. (a total of 750,000 shares) who are brothers and who are officers, directors and principal shareholders of Andrews and Associates, Inc. Messrs. Patrick, Gregory and Jerome Andrews are the sons of Jerry Andrews, an officer and director of the Company.
(2)	Includes 77,500 shares owned by Home Builders Network of which Mr. Trellis is President.

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

On or about June 17, 1999, Whitehall, of which Ronald and Joanne Mustari were the sole shareholders, consummated an agreement with nine affiliated companies (collectively “ Whitehall Homes”) wholly owned by Mr. and Mrs. Mustari (the “Asset Purchase Agreement”), pursuant to which Whitehall purchased all of the assets of Whitehall Homes in exchange for a promissory note in the amount of $2,500,000 which was payable to Whitehall Homes and subsequently assigned to Mr. and Mrs. Mustari. Whitehall Homes had been in the business of building residential homes in the Florida counties of Sarasota, Manatee, Collier, Pasco and Hillsborough since 1985. This promissory note was subsequently assumed by the Company in accordance with the terms of the agreement pursuant to which Whitehall was acquired by the Company. Thereafter, as a result of a purchase price adjustment relating to the underlying value ($1,180,104) of an affiliated company which was ultimately excluded from the transaction, the Mustaris agreed to replace the original $2,500,000 promissory note with a new promissory note in the principal amount of $1,319,196 which bears interest at the rate of 7% per annum and is due and payable on June 30, 2006. The aforementioned transaction for accounting purposes was recorded as a distribution to the principal shareholder and the assets were valued at their historical cost basis. As of March 29, 2001, the promissory note was paid in full by a combination of cash, transfer of marketable securities valued at $168,064 and issuance of 2,061,946 shares of the Company’s convertible preferred stock valued at $618,585. In January, 2002, the Mustaris agreed to convert their preferred stock into 4,123,892 shares of Common Stock.

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

As of March 31, 2005 a Company related to Ronald Mustari advanced the Company approximately $841,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

During the years ended March 31, 2005 and March 31, 2004, the Company incurred construction costs of approximately $342,000 and $1.5 million, respectively, from a company in which Ronald Mustari holds a minority ownership interest. Mr. Mustari no longer has any interest in this company.

ITEM 13. EXHIBITS.

(a)	Financial Statements. The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of March 31, 2005

Consolidated Statements of Operations for the years ended March 31, 2005 and 2004

Consolidated Statements of Changes to Shareholders’ Equity for the years ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

(b)	Reports of Form 8-K:

No reports on Form 8-K were filed by the Registrant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the last two fiscal years, our Independent Registered Public Accounting Firm, J.H. Cohn LLP has provided the services and billed the fees described below.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our Independent Registered Public Accounting Firm for the audit of our annual financial statements and review of unaudited financial statements included in our Form 10-QSBs are approximately $73,000 and $55,000 for the years ended March 31, 2005 and 2004, respectively.

Audit-Related Fees

The aggregate fees billed for audit related services by our Independent Registered Public Accounting Firm was approximately $5,000 and $4,000 for the years ended March 31, 2005 and 2004, respectively.

Tax Fees

There were no such fees billed by our Independent Registered Public Accounting Firm for tax services during the years ended March 31, 2005 and 2004.

All Other Fees

There were no other fees billed by our Independent Registered Public Accounting Firm during the years ended March 31, 2005 and 2004.

Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2002.)

3.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2002.)

10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999 (Incorporated by reference to Exhibit 12b to the Registrant’s Registration Statement on Form 10-SB/2G/A, as amended.)

10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto. (Incorporated by reference to Exhibit 8 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001. (Incorporated by reference to Exhibit 6.2 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2002.)

10.5	Limited Partnership Agreement dated March 12, 2003 between Whitehall Homes at Miramar, Inc. and Miramar Investment Group One, LLC. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2003.)

10.6	Limited Partnership Agreement dated November, 2003 between Whitehall Homes at World Golf, Inc. and World Golf Investment Group One, LLC. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2004.)

10.7	Limited Partnership Agreement dated January 7, 2004 between Whitehall Homes at Grand Haven, Inc. and Grand Haven Investment Group One, LLC. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2004.)

21.1	Subsidiaries of the Registrant

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2006.

WHITEHALL LIMITED, INC.

By	/s/ Ronald Mustari
Ronald Mustari
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Mustari	President, Chief Executive Officer and Director	April 19, 2006
Ronald Mustari

/s/ Kay Carter	Chief Financial Officer and Principal	April 19, 2006
Kay Carter	Accounting Officer

/s/ Jerry Andrews	Director	April 19, 2006
Jerry Andrews

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

* * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Whitehall Limited, Inc.

We have audited the accompanying consolidated balance sheet of WHITEHALL LIMITED, INC. AND SUBSIDIARIES as of March 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitehall Limited, Inc. and Subsidiaries as of March 31, 2005, and their results of operations and cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
August 18, 2005

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

ASSETS
Cash and cash equivalents	$2,556,362
Inventories	49,339,034
Property and equipment, net	420,265
Other assets	613,130

Total assets	$52,928,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$28,967,939
Notes payable-related party	840,854
Accounts payable	6,464,012
Customer deposits and advances	10,241,049

Total liabilities	46,513,854

Interest of joint venture partners	3,685,579

Commitments and contingencies

Shareholders’ equity:
Preferred stock:
Series A, $.10 par value; 100,000,000 shares authorized; none issued	—
Series B, $.10 par value; 2,500,000 shares authorized; none issued	—
Common stock, $.10 par value; 500,000,000 shares authorized;
14,222,977 shares issued and outstanding	1,422,298
Additional paid-in capital	(242,539)
Retained earnings	1,549,599

Total shareholders’ equity	2,729,358

Total liabilities and shareholders’ equity	$52,928,791

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004
Revenue:
Home and lot sales	$51,711,795	$43,201,642
Other	113,586	64,759

Total revenue	51,825,381	43,266,401

Costs and expenses:
Cost of sales	43,259,201	33,278,852
Selling	4,234,750	3,804,934
General and administrative	2,583,552	1,666,190
Interest	167,720	188,350

Total costs and expenses	50,245,223	38,938,326

Income from operations	1,580,158	4,328,075
Income applicable to interest of joint venture partners	(2,220,384)	(264,242)

Income (loss) before income taxes	(640,226)	4,063,833

Provision (credit) for income taxes	(256,091)	1,554,800

Net income (loss)	$(384,135)	$2,509,033

Basic earnings (loss) per share	$(0.03)	$0.18

Basic weighted average shares outstanding	14,189,443	$14,264,552

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2005 AND 2004

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance, April 1, 2003	—	—	14,284,812	$1,428,481	$(307,767)	$(575,299)	$545,415

Issuance of common stock as payment for compensation	—	—	111,000	11,100	14,330		25,430

Stock repurchased and retired	—	—	(212,835)	(21,283)	14,898		(6,385)

Net income						2,509,033	2,509,033

Balance, March 31, 2004	—	—	14,182,977	1,418,298	(278,539)	1,933,734	3,073,493

Issuance of common stock as payment for compensation	—	—	40,000	4,000	36,000		40,000

Net loss						(384,135)	(384,135)

Balance, March 31, 2005	—	—	14,222,977	$1,422,298	$(242,539)	$1,549,599	$2,729,358

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2005 AND 2004

	2005	2004
Operating activities:
Net income (loss)	$(384,135)	$2,509,033
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	48,774	40,960
Cost of services paid through issuance of common stock	40,000	25,430
Income applicable to interest of joint venture partners	2,220,384	264,242
Gain on sale of equipment	(2,453)	—
Changes in operating assets and liabilities:
Inventories	(725,039)	(17,457,071)
Other assets	(68,952)	(289,879)
Accounts payable and accrued expenses	(1,139,266)	4,071,659
Customer deposits and advances	4,320,990	4,218,087

Net cash provided by (used in) operating activities	4,310,303	(6,617,539)

Investing activities:
Purchase of property and equipment	(51,680)	(36,553)
Proceeds from sale of equipment	15,275	—

Net cash used in investing activities	(36,405)	(36,553)

Financing activities:
Capital contributed by joint venture partners	352,245	2,005,857
Distribution to joint venture partners	(2,535,706)	(2,624,995)
Proceeds from mortgages and notes payable	37,392,162	37,080,641
Repayments of mortgages and notes payable	(38,971,917)	(30,327,882)
Proceeds from notes payable — related party	430,000	813,886
Repayment of notes payable — related party	(290,000)	(1,135,070)
Repurchase and retirement of treasury stock	—	(6,386)

Net cash provided by (used in) financing activities	(3,623,216)	5,806,051

Net increase (decrease) in cash and cash equivalents	650,682	(848,041)
Cash and cash equivalents, beginning of year	1,905,680	2,753,721

Cash and cash equivalents, end of year	$2,556,362	$1,905,680

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$167,720	$188,350

See Notes to Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Operations and summary of significant accounting policies:

Nature of operations:

Whitehall Limited, Inc. (“Whitehall”) was incorporated in Florida on June 24, 1999. Whitehall and its wholly-owned subsidiaries, collectively ( the “Company”), were formed to develop land and construct single family and/or multi-family housing. It is currently conducting operations in the State of Florida on its west coast.

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

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents includes all cash balances and highly-liquid investments with a maturity of three months or less when acquired. The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company’s cash and cash equivalents exceed the current amount insured under the Federal Deposit Insurance Corporation of $100,000. At March 31, 2005, the Company had cash and cash equivalents balances that exceed Federally insured limits by approximately $3,316,000.

Inventories:

Inventories are stated at cost (determined by the specific identification method), which is not in excess of market value.

Capitalization of interest and other costs:

Interest cost incurred during construction is capitalized and charged to operations as units are sold or placed in service. The Company incurred interest costs of $3,181,623 and $2,607,217 of which $1,203,696 and $2,418,867 were capitalized as of March 31, 2005 and 2004, respectively.

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

Impairment of long-lived assets:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Advertising:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations approximated $238,000 and $247,000 in 2005 and 2004, respectively. The cost of furnishing model units is capitalized and charged to operations as units are sold.

Stock options:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company will recognize compensation costs as a result of the issuance of stock options and warrants based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company is not required to recognize compensation expenses as a result of any grants of stock options and warrants at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied.

In December 2004, the FASB issued SFAS No. 123(R) “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transaction in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share—based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial statements.

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

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Operations and summary of significant accounting policies (concluded):

Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Basic and diluted earnings (loss) per share were the same in 2005 and 2004 since the Company had no dilutive securities during those years.

Note 2 – Inventories:

Inventories consist of the following at March 31, 2005:

Land	$17,257,135
Development costs	7,955,531
Homes under construction	24,126,368

Total	$49,339,034

Note 3 – Property and equipment:

Property and equipment consist of the following at March 31, 2005:

	Range of Estimated Useful Life	Amount
Land – office buildings, Sarasota, Florida		$68,097
Building	10 years	269,551
Equipment	5 years	7,043
Vehicles	5 years	206,247

		550,938
Less accumulated depreciation		(130,673)

Total		$420,265

Note 4 – Mortgages and notes payable:

Mortgages and notes payable, principally guaranteed by the Company’s major shareholder, consist of the following at March 31, 2005:

Land and land development loans collateralized by land and land improvements prior to building activities:

Whitehall Homes at Miramar, Ltd. (“Miramar”) – interest at 5.75%	$4,748,877
Whitehall Homes at World Golf, Ltd. (“World Golf”) – interest at 6.25%	2,679,636
Whitehall Homes at Grand Haven, Ltd. (“Grand Haven”) – interest at 6.25%	3,079,612
Moon Lake/Cayo Costa – interest at .75% over prime rate	341,549
Waterchase – interest ranging from .75% to 1% over prime rate	213,059
Shadowmoss – interest at 7.25%	318,500
Construction loans – collaterized by specific homes under construction, interest at .75% over prime to 7%: maximum loans may not exceed
$36,721,401 at March 31, 2005	16,976,380

Note 4 – Mortgages and notes payable (continued):

Notes payable:

Collateralized by mortgage on land and buildings, interest at 8.75% through March 26, 2006 at which time the rate will be 3% over the weekly average yield on the five year U.S. Treasury rate, as defined. The note is payable in monthly installments of $3,534 including interest and is due March 26, 2021	$328,271
Collateralized by equipment and vehicles with interest ranging from 0% to 10.5%, payable $3,744 per month as of March 31, 2005.	132,055
Collateralized by mortgage on property, interest at 8.75%.
The note is payable in monthly installments of interest only and is due November 16, 2005.	150,000

Total	$28,967,939

Principal payment requirements on mortgages and notes payable in each of the years subsequent to March 31, 2005 and thereafter are as follows:

Years Ending March 31	Amount
2006	$7,209,151
2007	51,101
2008	1,724,128
2009	19,690,753
2010	21,938
Thereafter	270,868

Total	$28,967,939

Note 5 – Joint ventures:

Moorings:

The Company entered into a Limited Partnership Agreement (the “Agreement”) for the purpose of developing and selling the Moorings, a 136 single-family condominium development. The Agreement requires the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During November 2001, the Company’s joint venture partner contributed $2.5 million to the joint venture. The Company ‘s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2.5 million. During the year ended March 31, 2005, the Moorings recognized income of $2.5 million, of which $2.5 million was allocated to the Limited Partner. During the year ended March 31, 2004, the Moorings recognized income of $4.8 million, of which $296,446 was allocated to the Limited Partner.

As a result of the Agreement, the Company was able to obtain an acquisition and development loan (“A&D Loan”) in the amount of $6.5 million and an additional line of credit in the amount of $4.0 million that is being utilized to fund the initial development costs of the joint venture project. Effective March 20, 2003, the Agreement was amended to increase the A&D Loan to $7.2 million and increase the line of credit amount to $6.0 million.

Miramar:

On March 12, 2003, the Company entered into another limited partnership agreement for the purpose of developing and selling Miramar, a 172 residential unit condominium development. The limited partnership agreement requires the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During March 2003, the Company’s joint venture partner contributed $1.8 million to the joint venture. The Company’s joint venture partner is the limited partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2.1 million. During the year ended March 31, 2005, Miramar recognized a loss of $154,540, all of which was allocated to the Limited Partner. During the year ended March 31, 2004, Miramar recognized a loss of $32,204, all of which was allocated to the Limited Partner.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Joint ventures (concluded):

World Golf Village:

The Company entered into a limited partnership agreement for the purpose of developing and selling a 150 unit residential townhouse development. Such agreement requires the Company to contribute to the joint venture $1 and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. As of March 31, 2005, the Company’s joint venture partner contributed its required contribution of $1.1 million to the joint venture. During the year ended March 31, 2005, World Golf Village recognized a loss of $72,130, all of which was allocated to the Limited Partner. The Company’s joint venture partner will be the Limited Partner and in return will receive a preferred profit distribution up to a maximum return on its investment of up to $1.1 million.

As a result of the aforementioned agreement, the Company was able to obtain an additional revolving line of credit in the amount of $4.5 million and a construction revolving line of credit in the amount of $3.8 million that will be utilized to fund the initial development costs of the joint venture project.

Grand Haven:

On January 7, 2004, the Company entered into another limited partnership agreement for the purpose of developing and selling Grand Haven, a 96 residential unit condominium development. The limited partnership agreement requires the Company to contribute $1 to the joint venture and to act as the general partner. The Company has the exclusive authority as to the management and development of the project. During January 2004, the Company’s joint venture partner contributed approximately $1.3 million to the joint venture. The Company’s joint venture partner is the Limited Partner and in return is entitled to receive a preferred profit distribution up to a maximum return on its investment of $2.2 million. During the year ended March 31, 2005, Grand Haven recognized a loss of $55,547, all of which was allocated to the Limited Partner.

As a result of the aforementioned agreement, the Company was able to obtain an additional revolving line of credit in the amount of $2.1 million and a construction revolving line of credit in the amount of $4.3 million that will be utilized to fund the initial development costs of the joint venture project.

Note 6 – Preferred stock:

As of March 31, 2005, the Company was authorized to issue up to 100,000,000 shares of Series A preferred stock and up to 2,500,000 shares of Series B preferred stock each with a par value of $0.10 per share. Each series of stock may be issued with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation.

As of March 31, 2005, the Company was authorized to issue up to 2,500,000 Series B preferred stock with a three-for-one conversion feature to common stock, as well as, rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company’s common stock including one vote for each share held on all matters to be voted on by the Company’s shareholders.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income taxes:

The provision (credit) for income taxes in 2005 and 2004 consisted of the following:

	2005	2004
Federal - current	$(217,678)	$1,327,600
State - current	(38,413)	227,200

Totals	$(256,091)	$1,554,800

The provision (credit) for income taxes in 2005 and 2004 differs from the provision computed using the Federal statutory rate of 34% and the Company’s income (loss) before Income taxes as a result of the following:

	2005	2004
Expected provision at Federal statutory rate	34%	34%
Effect of state income taxes, net of Federal income taxes	6	4

Effective tax rate	40%	38%

Note 8 – Employee benefit plan:

The Company has a defined contribution 401(k) plan that allows employees to defer a portion of their salaries for tax purposes through contributions to the plan. The Company contributes an amount equal to 3% of the employees’ salaries. Company contributions to the plan amounted to approximately $49,000 and $46,000 in 2005 and 2004 respectively.

Note	9 – Related party transactions:

As of March 31, 2005, a Company related to the principal shareholder advanced the Company approximately $841,000 for working capital purposes. These advances are due on demand and bear interest at 12% payable monthly.

Note 10 – Lease commitments:

The Company leases equipment under operating leases expiring through 2006. Minimum lease payment under the non-cancelable operating leases in years subsequent to March 31, 2005 is $156,539 in 2006. Rent expense amounted to $51,690 and $63,065 in 2005 and 2004, respectively.

Note 11 – Stock option plan:

In March 2001, the Company’s Board of Directors’ approved, subject to ratification by the shareholders, the Company’s Stock Option Plan (“the Plan”) whereby options for the purchase of up to 5,000,000 shares of the Company’s common stock may be granted key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and non-employee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company’s common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value of the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years. As of March 31, 2005, no stock options have been granted under the Plan.

Note 12 – Litigation:

In the ordinary course of business, the Company is both a plaintiff and defendant in various legal proceedings. In the opinion of management, resolution of these claims is not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Employee stock plan:

The Company maintains an employee stock plan whereby the Company will issue 500 shares of common stock to each employee upon completing six months of service, an additional 1,000 shares of common stock upon completing eighteen months and twenty-four months of service, respectively, for a total of 2,500 shares of common stock if the employee completes twenty-four months of service. During the years ended March 31, 2005 and 2004, the Company issued 40,000 and 111,000 shares of common stock having values of $40,000 and $25,430, respectively, under the employee stock plan.

Note 14 – Treasury stock:

During 2004, the Company acquired and retired 212,835 of its outstanding shares of common stock at a cost of $6,385.

Note 15 – Fair value of financial instruments:

The Company’s financial instruments at March 31, 2005 consisted of cash and cash equivalents, accounts payable and accrued expenses, mortgages, notes payable and notes payable related party. In the opinion of management, cash and cash equivalents, accounts payable and accrued expenses were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its related party, there is no practical method that can be used to determine the fair value of the note payable – related party. The Company believes that the carrying value of its mortgages and notes payable approximates fair value since the majority of its mortgages and notes payable have a floating interest rate and its fixed rate mortgages were recently entered into.

EXHIBIT INDEX

NUMBER	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

3.3	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2002.)

3.4	Articles of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2002.)

10.1	Consulting Agreement between the Registrant and Andrews & Associates, Inc. dated January 15, 1999 and First Addendum thereto dated June 30, 1999 (Incorporated by reference to Exhibit 12b to the Registrant’s Registration Statement on Form 10-SB/2G/A, as amended.)

10.2	Agreement Providing for the Exchange of Capital Stock by and between Cambridge Universal Corporation, the holders of all of the outstanding voting Common Stock of Whitehall Homes II, Inc. and Whitehall Homes II, Inc. dated as of June 17, 1999 (without Schedules or Exhibits) with First Addendum thereto. (Incorporated by reference to Exhibit 8 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

10.3	Consulting Agreement between the Registrant and LSC Associates LLC dated June 20, 2001. (Incorporated by reference to Exhibit 6.2 to the Registrant’s Registration Statement on Form 10-SB, as amended.)

10.4	Limited Partnership Agreement dated January, 2001 between Whitehall Homes at Edgewater Moorings, Inc. and Edgewater One LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2002.)

10.5	Limited Partnership Agreement dated March 12, 2003 between Whitehall Homes at Miramar, Inc. and Miramar Investment Group One, LLC. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2003.)

10.6	Limited Partnership Agreement dated November, 2003 between Whitehall Homes at World Golf, Inc. and World Golf Investment Group One, LLC. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2004.)

10.7	Limited Partnership Agreement dated January 7, 2004 between Whitehall Homes at Grand Haven, Inc. and Grand Haven Investment Group One, LLC. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for fiscal year ended March 31, 2004.)

21.1	Subsidiaries of the Registrant

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350