Form 10QSB
period 2005-06-30
WHITEHALL LTD INC
filed 2006-09-01
CIK 839848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

COMMISSION FILE NUMBER 0-29027

WHITEHALL LIMITED, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Florida	84-1092599
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Cocoanut Avenue, Sarasota, Florida 34236

Address of principal executive offices

941-954-1181

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,222,977

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

Overview:

The Company builds quality homes with custom features at moderate prices. The homes are designed principally for the entry level or “moving up” home buyers’ market, as well as the retirement segment of such market. Residences constructed and marketed by the Company generally range in size from 1,600 to 4,000 square feet and have purchase prices ranging from $190,000 to $1,500,000. In the past, certain of the Company’s projects consisted of smaller units and were geared more to the lower-end buyer. The current focus of the Company is on middle to higher-end homes, including luxury condominiums and townhomes in several upscale developments. The Company markets the residences through commissioned employees and independent real estate brokers in the Company’s market area, which consists of the West Coast of the State of Florida, primarily, Sarasota, Manatee, Collier, Pasco and Hillsborough Counties and more recently, two multi-family developments on the East Coast of Florida. Residential unit sales are usually conducted from sales offices located in furnished models in each subdivision where the Company is active. The Company also typically constructs a limited number of speculative homes in each residential subdivision in which it is active in order to enhance marketing and sales activities.

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

Recent Accounting Policies:

In May 2004, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for interim periods beginning after June 15, 2004. The Company has determined the adoption of this new accounting pronouncement did not have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed, which will usually be the vesting period. SFAS 123(R) shall be effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has determined the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company.

Results of Operations:

Results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were as follows:

Revenues:

Home and Lot Sales:

The Company’s home and lot sales decreased by approximately $6,399,000 to approximately $8,919,000 for the three months ended June 30, 2005 as compared to approximately $15,318,000 for the three months ended June 30, 2004. The decrease in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects.

During the three month period ended June 30, 2005, the Company closed 21 homes and lots as compared to 48 homes and lots in the three month period ended June 30, 2004. However, during the three month period ended June 30, 2005, the average selling price of the homes closed increased to $366,000 as compared to $280,000 for the three month period ended June 30, 2004. Lot sales during this period generated approximately $1,227,000 in revenues as compared to lot sales aggregating approximately $1,877,000 during the three months ended June 30, 2004. Although the revenues for lot sales increased, the average selling price of those lots declined to $72,000 as compared to $57,000 for the three month period ending June 30, 2004.

Costs and expenses:

Cost of sales:

Cost of sales decreased by approximately $4,494,000 to approximately $7,597,000 for the three months ended June 30, 2005 as compared to approximately $12,091,000 for the three months ended June 30, 2004. The cost as a percent of sales approximated 85% and 79% for the three months ended June 30, 2005 and June 30, 2004, respectively. Total cost of sales has increased due to closing larger and more expensive homes than in the prior year. However, the cost of sales as a percent of sales has increased due to the product mix of the homes sold in the quarter. A major community under development, Miramar at Lakewood Ranch, experienced its first 4 closings in the first quarter of fiscal 2006. These first closings exhibited a lower than average margin due to the additional costs associated with start-up of the development, as well as lower prices points for initial units offered as incentives to purchase. In the other multi-family project currently under development, 8 units at Edgewater Moorings were closed in the first quarter of fiscal 2005, all of which 4 were lower priced and lower margin park homes. The remaining 9 closings represented single family homes. The margins on the premium lake multi-family units are significantly better than either the multi-family park homes or other developments involving single-family units.

Selling, general and administrative:

Selling, general and administrative costs decreased by approximately $486,000 to approximately $1,357,000 for the three months ended June 30, 2005 as compared to approximately $1,843,000 for the three months ended June 30, 2004. General and administrative costs increased approximately $270,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily the result of increased payroll, a steep increase in healthcare, and other insurance costs. Selling expenses decreased approximately $756,000 during the same period primarily due to reductions in the sales force as communities sold out, eliminating the requirements for on-site sales staff and model homes.

Interest:

Interest expense increased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 by approximately $3,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized rather than expensed.

Income (loss) from operations:

As a result of the aforementioned, the Company’s income (loss) from operations for the three months ended June 30, 2005 was approximately $(71,000) as compared to approximately $1,398,000 for the comparable prior quarter. However, approximately $(149,000) of income (loss) during the three months ended June 30, 2003 and approximately $856,000 of income during the three months ended June 30, 2003 was applicable to the interest of our joint venture partners.

Net Income (loss):

As a result of the aforementioned, the Company recognized income (loss) after taxes and allocation of income to the joint venture partners of approximately $(220,000), or $(0.02) per share, and $336,000, or $0.02 per share, for the three months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources:

As of June 30, 2005, the Company had net assets of approximately $6,046,000 including cash and cash equivalents of approximately $1,616,000. During the three months ended June 30, 2005, the Company’s cash position decreased by approximately $941,000. Its operating activities used approximately $5,516,000 of cash. This was primarily related to the increase in inventories of approximately $6,530,000 for homes closed in the period, an increase of approximately $1,978,000 in customer deposits and advances, loss applicable to the interest of joint venture partners of approximately ($149,000), and loss from operations of approximately ($220,000), offset by a decrease of approximately $702,000 in accounts payable and accrued expenses. In addition, our investing activities utilized approximately $46,000 of cash for the purchase of property and equipment. The Company’s financing activities provided approximately $4,622,000 of cash principally through proceeds of its mortgages and notes payable of approximately $10,637,000 offset by the repayments of its mortgages and notes payable of approximately $6,015,000. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $27,200,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of June 30, 2005, contracts are in place for closing 373 homes and lots, of which 248 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $132,226,000, of which approximately $87,306,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $44,919,000 is associated with the 125 units scheduled to close in the fiscal years ending March 31, 2006 and 2007. The table below summarizes the contracts and associated revenue in place as of June 30, 2005:

Whitehall Quality Homes, Inc.

Backlog as of June 30, 2005

	Units Under Contract	Contract Price Total	To Close As of 3/31/06		To Close As of 3/31/07 and 3/31/08
Project			Units	$	Units	$
Calumet Reserve at Lely Resort	1	$336,023	1	$336,023	—	$—
Ancient Oaks	28	$7,811,705	23	$6,428,654	5	$1,383,051
Heron Creek Golf & Country Club	9	$3,397,909	9	$3,397,909	—	$—
Lake Jovita	1	$385,816	—	$—	1	$385,816
Waterchase	20	$7,365,067	18	$6,563,490	2	$801,577
Shadowmoss	59	$9,475,173	24	$3,359,200	35	$6,115,973
Cayo Costa	19	$5,886,454	9	$2,713,067	10	$3,173,387
Miramar at Lakewood Ranch	131	$49,056,612	86	$31,160,145	45	$17,896,467
Porto Romano	27	$15,163,261	—	$—	27	$15,163,261
The Moorings at Lakewood Ranch	32	$14,662,456	32	$14,662,456	—	$—
Grand Haven	46	$18,685,300	46	$18,685,300	—	$—

	373	$132,225,776	248	$87,306,244	125	$44,919,532

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a- 15 as of the end of the period covered by this quarterly report. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

During the three-month period ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Whitehall Limited, Inc.

September 1, 2006	/s/ Ronald Mustari
Ronald Mustari, President and
Chief Executive Officer
(Principal Executive Officer)

September 1, 2006	/s/ Kay Carter
Kay Carter, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2005

ASSETS
Cash and cash equivalents	$1,615,822
Inventories	55,869,405
Property and equipment, net	461,537
Other assets	510,335

Total	$58,457,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$33,589,521
Notes payable - related party	840,854
Accounts payable and accrued expenses	5,761,749
Customer deposits and advances	12,219,041

Total liabilities	52,411,165

Interest of joint venture partners	3,536,407

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Series A, $.10 par value; 100,000,000 shares authorized; none issued
Series B, $.10 par value; 2,500,000 shares authorized; none issued
Common stock, $.10 par value; 500,000,000 shares authorized;
14,222,977 shares issued and outstanding	1,422,298
Additional paid-in capital	(242,539)
Retained earnings	1,329,768

Total stockholder’s equity	6,045,934

Total	$58,457,099

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Revenue:
Home and lot sales	$8,919,398	$15,317,755
Other	9,755	57,168

Totals	8,929,153	15,374,923

Costs and expenses:
Cost of sales	7,597,338	12,090,866
Selling	641,687	1,398,255
General and administrative	715,002	444,769
Interest	45,784	43,467

Totals	8,999,811	13,977,357

Income(loss) from operations	(70,658)	1,397,566

Income(loss) applicable to interest of joint venture partners	(149,172)	855,664

Loss before income taxes	(219,830)	541,902

Provision for income taxes	—	205,923

Net income(loss)	$(219,830)	$335,979

Basic earnings (loss) per share	$(0.02)	$0.02

Basic weighted average shares outstanding	14,222,977	14,264,552

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Operating activities:
Net income (loss)	$(219,831)	$335,979
Ajustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,770	12,100
Income (loss) applicable to interest of joint venture partners	(149,172)	(23,468)
Changes in operating assets and liabilities:
Inventories	(6,530,371)	3,923,818
Other assiets	102,795	42,595
Accounts payable and accrued expenses	(702,263)	(1,873,883)
Customer deposits and advances	1,977,992	(1,434,231)

Net cash provided by (used in) operating activities	(5,516,080)	982,910

Investing activities:
Purchase of property and equipment	(46,042)	(19,499)

Net cash used in investing activities	(46,042)	(19,499)

Financing activities:
Distribution to joint venture partners	(167,211)	—
Proceeds from mortgages and notes payable	10,637,254	11,228,295
Proceeds from (repayments of) notes payable-related party	—	50,000
Repaymetns of mortgages and note payable	(5,848,461)	(11,702,838)

Net cash provided by (used in) financing activities	4,621,582	(424,543)

Net increase (decrease) in cash and cash equivalents	(940,540)	538,868

Cash and cash equivalents, beginning of period	2,556,362	1,905,680

Cash and cash equivalents, end of period	$1,615,822	$2,444,548

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$45,784	$43,467

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of June 30, 2005, their results of operations for the nine and three months ended June 30, 2005 and 2004 and their cash flows for the nine months ended June 30, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2004 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2004 that was previously filed with the SEC.

The results of the Company’s operations for the nine and three months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year ending March 31, 2006.

Significant accounting policies and line of business have not changed from those described in the 2004 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended June 30, 2005 and 2004 because there were no dilutive securities outstanding.