Form 10QSB
period 2005-09-30
WHITEHALL LTD INC
filed 2006-09-01
CIK 839848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Recent Accounting Policies:

In May 2004, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for interim periods beginning after September 15, 2004. The Company has determined the adoption of this new accounting pronouncement did not have a material impact on the financial statements of the Company.

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

Results of Operations:

Results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 were as follows:

Revenues:

Home and Lot Sales:

The Company’s Home and Lot sales decreased by approximately $14,166,000 to approximately $20,457,000 for the six months ended September 30, 2005 as compared to approximately $34,623,000 for the six months ended September 30, 2004. The Company’s Home and Lot sales decreased by approximately $7,769,000 to approximately $11,538,000 for the three months ended September 30, 2005 as compared to approximately $19,306,000 for the three months ended September 30, 2004. During the three and six month period ended September 30, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $10,346,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below home sales analyses. The remaining decrease in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects. Weather delays across the quarter related to hurricane activity in the region further compromised the Company’s ability to build and deliver homes.

During the six month period ended September 30, 2005, the Company closed 52 homes as compared to 73 homes in the six month period ended September 30, 2004. The average selling price of those homes was $357,000 as compared to $272,000 for the six month period ended September 30, 2004. Lot sales during the six months ended September 30, 2004 generated $1,430,337 in revenues as compared to lot sales aggregating approximately $4,334,000 during the six months ended September 30, 2004. In addition to closing fewer lots during the six month period ending September 30, 2005, the average selling price of those lots was $60,000 as compared to $65,000 for the six month period ending September 30, 2004.

During the three month period ended September 30, 2005, the Company closed 31 homes as compared to 28 homes in the three month period ended September 30, 2004. The average selling price of those homes was $366,000 as compared to $273,000 for the three month period ended September 30, 2004. Lot sales during the three months ended September 30, 2004 generated $203,000 in revenues as compared to lot sales aggregating approximately $1,590,000 during the three months ended September 30, 2004. In addition to closing fewer lots during the three month period ending September 30, 2004, the average selling price of those lots was $29,000 as compared to $58,000 for the three month period ending September 30, 2004.

Costs and expenses:

Cost of sales:

During the three and six month period ended September 30, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project with a cost of approximately $9,646,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below analysis.

Cost of sales decreased by approximately $3,166,000 to approximately $15,844,000 for the six months ended September 30, 2005 as compared to approximately $19,010,000 for the six months ended September 30, 2004. Cost of sales increased by approximately $1,328,000 to approximately $8,247,000 for the three months ended September 30, 2005 as compared to approximately $6,919,000 for the three months ended September 30, 2004. The cost as a percent of sales approximated 77% and 72% for the six and three months ended September 30, 2005, respectively, as compared to 78% and 77% in the six and three months ended September 30, 2004, respectively.

Selling, general and administrative:

Selling, general and administrative expenses decreased by approximately $619,000 to approximately $2,818,000 for the six months ended September 30, 2005 as compared to approximately $3,437,000 for the six months ended September 30, 2004. Selling, general and administrative expenses decreased by approximately $132,000 to approximately $1,462,000 for the three months ended September 30, 2005 as compared to approximately $1,594,000 for the three months ended September 30, 2004. General and administrative costs increased approximately $512,000 for the six months ended September 30, 2004 as compared to six months ended September 30, 2003. Selling expenses decreased approximately $1,131,000 during the same period due to the compensation plan changes wherein internal sales staff were moved from a commission to a salaried basis. Sales staff reductions were also put into effect as certain communities were sold out. For the three months ended September 30, 2005, general and administrative expenses increased by approximately $243,000, as compared to the three months ended September 30, 2004. In addition, during the same period, selling expenses decreased by approximately $375,000, again due to the changes in the sales staff and their respective compensation plans.

Interest:

Interest decreased for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 by approximately $2,000. Interest decreased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 by approximately $3,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed

Net Income (loss):

As a result of the aforementioned, the Company’s net income after taxes and allocation of the income (loss) to the joint venture partner was approximately $1,023,000 ($0.07 per share) and $740,000 ($0.05 per share) for the six months ended September 30, 2005 and 2004, respectively. The Company’s net income was approximately $1,243,000 ($0.09 per share) and $404,000 ($0.03 per share) for the three months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources:

As of September 30, 2005, the Company had net assets of approximately $7,242,000 including cash and cash equivalents of approximately $2,053,000. During the six months ended September 30, 2005, the Company’s cash position decreased by approximately $504,000.

Its operating activities used approximately $7,632,000 of cash. This was primarily caused by the Company experiencing an increase in inventories of approximately $11,211,000, offset by an increase of approximately $2,030,000 in customer deposits, an increase of approximately $609,000 in accounts payable and accrued expenses, loss applicable to the interest of the joint venture partner of approximately ($196,000), and income from operations of approximately $1,023,000.

In addition, our investing activities utilized approximately $18,000 of cash through the purchase of property and equipment.

The Company’s financing activities provided approximately $7,146,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $19,591,000, offset by repayments of approximately $12,445,000.

The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $24,835,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of September 30, 2005, contracts are in place for closing 363 homes and lots, of which 198 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $136,080,000, of which approximately $68,006,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $68,074,000 is associated with the 165 units scheduled to close in the fiscal years ending March 31, 2006 and 2007. The table below summarizes the contracts and associated revenue in place as of September 30, 2005:

Whitehall Quality Homes, Inc.

Backlog as of September 30, 2005

Project	Units Under Contract	Contract Price Total	To Close As of 3/31/06		To Close As of 3/31/07 and 3/31/08
			Units	$	Units	$
Ancient Oaks	29	$7,894,953	23	$6,164,185	6	$1,730,768
Heron Creek Golf & Country Club	7	$2,676,128	6	$2,322,940	1	$353,188
Waterchase	18	$5,765,207	18	$5,765,207	—	$—
Shadowmoss	50	$10,296,568	31	$7,093,633	19	$3,202,935
Cayo Costa	20	$6,386,232	15	$4,792,615	5	$1,593,617
Miramar at Lakewood Ranch	121	$46,845,160	32	$12,432,942	89	$34,412,218
Porto Romano	29	$16,046,025	5	$1,848,703	24	$14,197,322
The Moorings at Lakewood Ranch	20	$8,004,076	20	$8,004,076	—	$—
Grand Haven	69	$32,166,000	48	$19,582,100	21	$12,583,900

	363	$136,080,349	198	$68,006,401	165	$68,073,948

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

During the three-month period ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Kay Carter, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2005

ASSETS
Cash and cash equivalents	$2,052,774
Inventories	60,549,999
Property and equipment, net	428,544
Other assets	510,335

Total	$63,541,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$36,113,864
Notes payable - related party	840,854
Accounts payable and accrued expenses	7,073,014
Customer deposits and advances	12,271,607

Total liabilities	56,299,339

Interest of joint venture partners	3,489,812

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Series A, $.10 par value; 100,000,000 shares authorized; none issued
Series B, $.10 par value; 2,500,000 shares authorized; none issued
Common stock, $.10 par value; 500,000,000 shares authorized;
14,222,977 shares issued and outstanding	1,422,298
Additional paid-in capital	(242,539)
Retained earnings	2,572,742

Total stockholder’s equity	7,242,313

Total	$63,541,652

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Six Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Home and lot sales	$20,457,020	$34,623,468	$11,537,622	$19,305,712
Other	248,447	64,711	238,692	7,544

Totals	20,705,467	34,688,179	11,776,314	19,313,256

Costs and expenses:
Cost of sales	15,844,342	28,655,797	8,247,004	16,564,931
Selling	1,270,882	2,402,151	629,195	1,003,896
General and administrative	1,547,510	1,035,116	832,508	590,347
Interest	88,363	89,516	42,579	46,049

Totals	18,751,097	32,182,580	9,751,286	18,205,223

Income(loss) from operations	1,954,370	2,505,599	2,025,028	1,108,033

Income(loss) applicable to interest of joint venture partners	(102,577)	1,272,167	46,595	416,503

Income (loss) before income taxes	1,851,793	1,233,432	2,071,623	691,530

Provision for income taxes	828,649	493,000	828,649	287,076

Net income(loss)	$1,023,144	$740,432	$1,242,974	$404,454

Basic earnings (loss) per share	$0.07	$0.05	$0.09	$0.03

Basic weighted average shares outstanding	14,222,977	14,182,977	14,222,977	14,182,977

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Six Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$1,023,143	$740,432
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,539	25,755
Income (loss) applicable to interest of joint venture partners	(195,767)	1,272,167
Changes in operating assets and liabilities:
Inventories	(11,210,965)	11,568,500
Other assets	102,795	29,324
Accounts payable and accrued expenses	609,002	(1,726,899)
Customer deposits and advances	2,030,558	(1,042,148)

Net cash provided by (used in) operating activities	(7,631,695)	10,867,131

Investing activities:
Purchase of property and equipment	(17,818)	(58,679)

Net cash used in investing activities	(17,818)	(58,679)
Financing activities:
Distribution to joint venture partners	(458,760)	(1,409,939)
Proceeds from mortgages and notes payable	19,590,671	17,269,350
Repayments of mortgages and note payable	(11,985,986)	(26,876,850)
Proceeds from notes payable—related party	—	298,000
Repayments of notes payable—related party	—	(190,000)

Net cash provided by (used in) financing activities	7,145,925	(10,909,439)

Net increase (decrease) in cash and cash equivalents	(503,588)	(100,987)
Cash and cash equivalents, beginning of period	2,556,362	1,905,680

Cash and cash equivalents, end of period	$2,052,774	$1,804,693

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$88,363	$89,516

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of September 30, 2005, their results of operations for the six and three months ended September 30, 2005 and 2004 and their cash flows for the nine months ended September 30, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2004 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2004 that was previously filed with the SEC.

The results of the Company’s operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year ending March 31, 2006.

Significant accounting policies and line of business have not changed from those described in the 2004 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004 because there were no dilutive securities outstanding.