Form 10QSB
period 2005-12-31
WHITEHALL LTD INC
filed 2006-09-01
CIK 839848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Results of Operations:

Results of operations for the nine and three months ended December 31, 2005 as compared to the nine and three months ended December 31, 2004 were as follows:

Revenues:

Home and Lot Sales:

The Company’s Home and Lot sales decreased by approximately $10,531,000 to approximately $33,956,000 for the nine months ended December 31, 2005 as compared to approximately $44,487,000 for the nine months ended December 31, 2004. The Company’s Home and Lot sales increased by $3,636,000 to approximately $13,499,000 for the nine months ended December 31, 2005 as compared to approximately $9,863,000 for the nine months ended December 31, 2004. During the nine month period ended December 31, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $10,346,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below home sales analyses.

During the nine month period ended December 31, 2005, the Company closed 88 homes as compared to 96 homes in the nine month period ended December 31, 2004. The average selling price of those homes was $360,000 as compared to $298,000 for the nine month period ended December 31, 2004. Lot sales during nine months ended December 31, 2004 generated $2,248,000 in revenues as compared to lot sales aggregating approximately $5,466,000 during the nine months ended December 31, 2004. In addition to closing fewer lots during the nine month period ending December 31, 2005, the average selling price of those lots was $58,000 as compared to $73,000 for the nine month period ending December 31, 2004.

Costs and expenses:

Cost of sales:

During the nine month period ended December 31, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $9,646,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below analysis.

Cost of sales increased by approximately $1,026,000 to approximately $27,365,000 for the nine months ended December 31, 2005 as compared to approximately $26,339,000 for the nine months ended December 31, 2004. Cost of sales increased by approximately $4,192,000 to approximately $11,521,000 for the three months ended December 31, 2005 as compared to approximately $7,329,000 for the three months ended December 31, 2004. The cost as a percent of sales approximated 81% and 85% for the nine months ended December 31, 2005, as compared to 81% and 74% in the nine months ended December 31, 2004, respectively.

Selling, general and administrative:

Selling, general and administrative expenses decreased by approximately $480,000 to approximately $4,580,000 for the nine months ended December 31, 2005 as compared to approximately $5,060,000 for the nine months ended December 31, 2004. Selling, general and administrative expenses increased by approximately $139,000 to approximately $1,762,000 for the nine months ended December 31, 2005 as compared to approximately $1,623,000 for the nine months ended December 31, 2004. General and administrative costs increased approximately $984,000 for the nine months ended December 31, 2005 as compared to nine months ended December 31, 2004. Selling expenses decreased approximately $1,464,000 during the same period due to the compensation plan changes wherein internal sales staff was moved from a commission to a salaried basis. Sales staff reductions were also put into effect as certain communities were sold out. For the three months ended December 31, 2005, general and administrative expenses increased by approximately $472,000, as compared to the three months ended December 31, 2004. In addition, during the same period, selling expenses decreased by approximately $333,000, again due to the changes in the sales staff and their respective compensation plans.

Interest:

Interest decreased for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 by approximately $6,000. Interest decreased for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 by approximately $4,000. Total debt outstanding has increased for the period. However when compared to that of the prior year, the majority of the debt for the current period relates to projects under development. As a result, most of the interest expense for the period is capitalized as opposed to expensed

Net Income (loss):

As a result of the aforementioned, the Company’s net income after taxes and allocation of the income (loss) to the joint venture partner was approximately $1,222,413 ($0.09 per share) and $908,000 ($0.06 per share) for the nine months ended December 31, 2005 and 2004, respectively. The Company’s net income was approximately $199,000 ($0.01 per share) and $168,000 ($.01 per share) for the nine months ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources:

As of December 31, 2005, the Company had net assets of approximately $7,516,000 including cash and cash equivalents of approximately $2,290,000. During the nine months ended December 31, 2005, the Company’s cash position decreased by approximately $266,000.

Its operating activities used approximately $8,177,000 of cash. This was primarily caused by the Company experiencing an increase in inventories of approximately $12,574,000, offset by an increase of approximately $1,906,000 in customer deposits, an increase of approximately $1,417,000 in accounts payable and accrued expenses, loss applicable to the interest of the joint venture partner of approximately ($265,000), and income from operations of approximately $1,222,000.

In addition, our investing activities utilized approximately $18,000 of cash through the purchase of property and equipment.

The Company’s financing activities provided approximately $7,929,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $15,332,000, offset by repayments of approximately $6,931,000, distributions to the joint venture partners of approximately $725,000, and stock issued as bonuses valued at approximately $143,000.

The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $26,479,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of September 30, 2005, contracts are in place for closing 300 homes and lots, of which 103 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $109,704,000, of which approximately $35,006,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $74,738.000 is associated with the 197 units scheduled to close in the fiscal years ending March 31, 2007 and 2008. The table below summarizes the contracts and associated revenue in place as of December 31, 2005:

Whitehall Quality Homes, Inc.

Backlog as of December 31, 2005

Project	Units Under Contract	Contract Price Total	To Close As of 3/31/06		To Close As of 3/31/07 and 3/31/08
			Units	$	Units	$
Ancient Oaks	24	$6,572,773	14	$4,028,421	10	$2,544,352
Heron Creek Golf & Country Club	4	$1,722,626	2	$716,802	2	$1,005,824
Waterchase	11	$4,074,985	8	$2,888,719	3	$1,186,266
Shadowmoss	45	$7,622,376	11	$1,824,441	34	$5,837,935
Cayo Costa	15	$4,829,860	10	$3,187,366	5	$1,642,494
Miramar at Lakewood Ranch	113	$45,160,175	22	$8,570,103	91	$36,590,072
Porto Romano	29	$16,164,910	2	$1,254,004	27	$14,910,966
The Moorings at Lakewood Ranch	12	$3,836,925	12	$3,836,925	—	$—
Grand Haven	47	$19,719,100	22	$8,698,800	25	$11,020,300

	300	$109,703,730	103	$35,005,581	197	$74,738,209

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
Chief Financial Officer
(Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS

Cash and cash equivalents	$2,290,475
Inventories	61,913,084
Property and equipment, net	423,774
Other assets	510,335

Total	$65,137,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$36,643,308
Notes payable - related party	950,854
Accounts payable and accrued expenses	7,880,650
Customer deposits and advances	12,146,825

Total liabilities	57,621,637

Interest of joint venture partners	3,420,968

Commitments and contingencies
Stockholders’ equity:

Preferred stock
Series A, $.10 par value; 100,000,000 shares authorized; none issued
Series B, $.10 par value; 2,500,000 shares authorized; none issued
Common stock, $.10 par value; 500,000,000 shares authorized;
14,222,977 shares issued and outstanding	1,458,122
Additional paid-in capital	(135,069)
Retained earnings	2,772,010

Total stockholder’s equity	7,516,031

Total	$65,137,668

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME

NINE AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Home and lot sales	$33,956,300	$44,486,519	$13499280	$9,863,052
Other	291,901	77,307	43,454	12,595

Totals	34,248,201	44,563,826	13,542,734	9,875,647

Costs and expenses:
Cost of sales	27,365,151	35,984,686	11,520,809	7,328,889
Selling	1,946,100	3,410,210	675,218	1,008,059
General and administrative	2,634,189	1,650,309	1,086,679	615,193
Interest	131,017	136,971	42,654	47,455

Totals	32,076,457	41,182,176	13,325,360	8,999,596

Income(loss) from operations	2,171,744	3,381,650	217,373	876,051

Income(loss) applicable to interest of joint venture partners	(33,733)	1,860,267	68,844	588,100

Income (loss) before income taxes	2,138,011	1,521,383	286,217	287,951

Provision for income taxes	915,598	613,000	86,949	120,001

Net income(loss)	$1,222,413	$908,383	$199,268	$167,950

Basic earnings (loss) per share	$0.09	$0.06	$0.01	$0.01

Basic weighted average shares outstanding	14,243,820	14,182,977	14,285,279	14,182,977

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended December 31
	2005	2004
Operating activities:
Net income (loss)	$1,222,411	$908,383
Ajustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,309	35,892
Income (loss) applicable to interest of joint venture partners	(264,611)	1,860,267
Changes in operating assets and liabilities:
Inventories	(12,574,050)	7,776,912
Other assets	102,795	29,847
Accounts payable and accrued expenses	1,416,639	(536,419)
Customer deposits and advances	1,905,775	1,171,382

Net cash provided by (used in) operating activities	(8,176,732)	11,246,264

Investing activities:
Purchase of property and equipment	(17,818)	(47,250)

Net cash used in investing activities	(17,818)	(47,250)

Financing activities:
Distribution to joint venture partners	(725,446)	(1,999,642)
Proceeds from mortgages and notes payable	15,332,167	24,253,778
Repayments of mortgages and note payable	(6,931,352)	(34,063,982)
Proceeds from notes payable—related party	110,000	430,000
Repayments of notes payable—related party	—	(290,000)
Common Stock	143,294	—

Net cash provided by (used in) financing activities	7,928,663	(11,669,846)

Net increase (decrease) in cash and cash equivalents	(265,887)	(470,832)

Cash and cash equivalents, beginning of period	2,556,362	1,905,680

Cash and cash equivalents, end of period	$2,290,475	$1,434,848

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$131,017	$136,971

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