Form 10QSB/A
period 2005-06-30
WHITEHALL LTD INC
filed 2006-09-11
CIK 839848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On September 1, 2006, Whitehall Limited, Inc. filed a Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to add an additional sentence to Item 1 of Part I and to correct certain inadvertent typographical errors in Items 2 and 3 of Part I. Such typographical errors were not, individually or in the aggregate, of a material nature.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Original Filing is hereby amended in its entirety as follows:

Part I

Financial Information

Item 1. Financial Statements

See financial statements beginning on page F-1. The Company did not obtain a review of these interim financial statements by an independent registered public accounting firm using professional standards and procedures for conducting such reviews.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Costs and expenses:

Cost of sales:

Cost of sales decreased by approximately $4,494,000 to approximately $7,597,000 for the three months ended June 30, 2005 as compared to approximately $12,091,000 for the three months ended June 30, 2004. The cost as a percent of sales approximated 85% and 79% for the three months ended June 30, 2005 and June 30, 2004, respectively. Total cost of sales has increased due to closing larger and more expensive homes than in the prior year. However, the cost of sales as a percent of sales has increased due to the product mix of the homes sold in the quarter. A major community under development, Miramar at Lakewood Ranch, experienced its first 4 closings in the first quarter of fiscal 2006. These first closings exhibited a lower than average margin due to the additional costs associated with start-up of the development, as well as lower prices points for initial units offered as incentives to purchase. In the other multi-family project currently under development, 8 units at Edgewater

Moorings were closed in the first quarter of fiscal 2006, of which 4 were lower priced and lower margin park homes. The remaining 9 closings represented single family homes. The margins on the premium lake multi-family units are significantly better than either the multi-family park homes or other developments involving single-family units.

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

Income (loss) from operations:

As a result of the aforementioned, the Company’s income (loss) from operations for the three months ended June 30, 2005 was approximately $(71,000) as compared to approximately $1,398,000 for the comparable prior quarter. However, approximately $(149,000) of income (loss) during the three months ended June 30, 2003 and approximately $856,000 of income during the three months ended June 30, 2004 was applicable to the interest of our joint venture partners.

Net Income (loss):

As a result of the aforementioned, the Company recognized income (loss) after taxes and allocation of income to the joint venture partners of approximately $(220,000), or $(0.02) per share, and $336,000, or $0.02 per share, for the three months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources:

As of June 30, 2005, the Company had net assets of approximately $6,046,000 including cash and cash equivalents of approximately $1,616,000. During the three months ended June 30, 2005, the Company’s cash position decreased by approximately $941,000. Its operating activities used approximately $5,516,000 of cash. This was primarily related to the increase in inventories of approximately $6,530,000 for homes closed in the period, an increase of approximately $1,978,000 in customer deposits and advances, loss applicable to the interest of joint venture partners of approximately ($149,000), and loss from operations of approximately ($220,000), offset by a decrease of approximately $702,000 in accounts payable and accrued expenses. In addition, our investing activities utilized approximately $46,000 of cash for the purchase of property and equipment. The Company’s financing activities provided approximately $4,622,000 of cash principally through proceeds of its mortgages and notes payable of approximately $10,637,000 offset by the repayments of its mortgages and notes payable of approximately $5,848,000. The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $27,200,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of June 30, 2005, contracts are in place for closing 373 homes and lots, of which 248 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $132,226,000, of which approximately $87,306,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $44,920,000 is associated with the 125 units scheduled to close in the fiscal years ending March 31, 2007 and 2008. The table below summarizes the contracts and associated revenue in place as of June 30, 2005:

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

Whitehall Limited, Inc.

September 11, 2006	/s/ Ronald Mustari
Ronald Mustari, President and
Chief Executive Officer
(Principal Executive Officer)

September 11, 2006	/s/ Kay Carter
Kay Carter, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

I N D E X

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

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

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004
Operating activities:
Net income (loss)	$(219,831)	$335,979
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,770	12,100
Income (loss) applicable to interest of joint venture partners	(149,172)	(23,468)
Changes in operating assets and liabilities:
Inventories	(6,530,371)	3,923,818
Other assets	102,795	42,595
Accounts payable and accrued expenses	(702,263)	(1,873,883)
Customer deposits and advances	1,977,992	(1,434,231)

Net cash provided by (used in) operating activities	(5,516,080)	982,910

Investing activities:
Purchase of property and equipment	(46,042)	(19,499)

Net cash used in investing activities	(46,042)	(19,499)

Financing activities:
Distribution to joint venture partners	(167,211)	—
Proceeds from mortgages and notes payable	10,637,254	11,228,295
Proceeds from (repayments of) notes payable-related party	—	50,000
Repayments of mortgages and note payable	(5,848,461)	(11,702,838)

Net cash provided by (used in) financing activities	4,621,582	(424,543)

Net increase (decrease) in cash and cash equivalents	(940,540)	538,868

Cash and cash equivalents, beginning of period	2,556,362	1,905,680

Cash and cash equivalents, end of period	$1,615,822	$2,444,548

Supplemental disclosure of cash flow data:
Interest paid, net of amount capitalized	$45,784	$43,467

See	Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of June 30, 2005, their results of operations for the three months ended June 30, 2005 and 2004 and their cash flows for the three months ended June 30, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2005 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2005 that was previously filed with the SEC.

The results of the Company’s operations for the three months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year ending March 31, 2006.

Significant accounting policies and line of business have not changed from those described in the 2005 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2005 and 2004 because there were no dilutive securities outstanding.