Form 10QSB/A
period 2005-09-30
WHITEHALL LTD INC
filed 2006-09-11
CIK 839848

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

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

EXPLANATORY NOTE

On September 1, 2006, Whitehall Limited, Inc. filed a Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to add an additional sentence to Item 1 of Part I and to correct certain inadvertent typographical errors in Items 2 and 3 of Part I. Such typographical errors were not, individually or in the aggregate, of a material nature.

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

Results of Operations:

Results of operations for the six and three months ended September 30, 2005 as compared to the six and three months ended September 30, 2004 were as follows:

Revenues:

Home and Lot Sales:

The Company’s Home and Lot sales decreased by approximately $14,166,000 to approximately $20,457,000 for the six months ended September 30, 2005 as compared to approximately $34,623,000 for the six months ended September 30, 2004. The Company’s Home and Lot sales decreased by approximately $7,768,000 to approximately $11,538,000 for the three months ended September 30, 2005 as compared to approximately $19,306,000 for the three months ended September 30, 2004. During the three and six month period ended September 30, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $10,346,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below home sales analyses. The remaining decrease in revenues is primarily attributable to the type of project we are currently developing and the cyclical nature of these projects. Weather delays across the quarter related to hurricane activity in the region further compromised the Company’s ability to build and deliver homes.

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

Costs and expenses:

Cost of sales:

During the six and three month period ended September 30, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project with a cost of approximately $9,646,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below analysis.

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

The Company’s financing activities provided approximately $7,146,000 of cash principally from the proceeds of its mortgages and notes payable of approximately $19,591,000, offset by repayments of approximately $11,986,000.

The Company’s principal source of financing has historically been construction financing which is based on the value of the underlying projects. The Company has additional committed bank lines of credit of approximately $24,835,000 to finance projects currently under development.

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of September 30, 2005, contracts are in place for closing 363 homes and lots, of which 198 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $136,080,000, of which approximately $68,006,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $68,074,000 is associated with the 165 units scheduled to close in the fiscal years ending March 31, 2007 and 2008. The table below summarizes the contracts and associated revenue in place as of September 30, 2005:

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

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of September 30, 2005, their results of operations for the six and three months ended September 30, 2005 and 2004 and their cash flows for the six months ended September 30, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2005 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2005 that was previously filed with the SEC.

The results of the Company’s operations for the six and three months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year ending March 31, 2006.

Significant accounting policies and line of business have not changed from those described in the 2005 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the six and three months ended September 30, 2005 and 2004 because there were no dilutive securities outstanding.