Form 10QSB/A
period 2005-12-31
WHITEHALL LTD INC
filed 2006-09-11
CIK 839848

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

EXPLANATORY NOTE

On September 1, 2006, Whitehall Limited, Inc. filed a Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to add an additional sentence to Item 1 of Part I and to correct certain inadvertent typographical errors in Items 2 and 3 of Part I. Such typographical errors were not, individually or in the aggregate, of a material nature.

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

Results of Operations:

Results of operations for the nine and three months ended December 31, 2005 as compared to the nine and three months ended December 31, 2004 were as follows:

Revenues:

Home and Lot Sales:

The Company’s Home and Lot sales decreased by approximately $10,531,000 to approximately $33,956,000 for the nine months ended December 31, 2005 as compared to approximately $44,487,000 for the nine months ended December 31, 2004. The Company’s Home and Lot sales increased by $3,636,000 to approximately $13,499,000 for the three months ended December 31, 2005 as compared to approximately $9,863,000 for the three months ended December 31, 2004. During the nine month period ended December 31, 2004, the company sold in bulk the 119 lots located in the Red Hawk Reserve Project for approximately $10,346,000. For purposes of comparability, the effects of this one-time transaction have been removed from the below home sales analyses.

During the nine month period ended December 31, 2005, the Company closed 88 homes as compared to 96 homes in the nine month period ended December 31, 2004. The average selling price of those homes was $360,000 as compared to $298,000 for the nine month period ended December 31, 2004. Lot sales during the nine months ended December 31, 2005 generated $2,248,000 in revenues as compared to lot sales aggregating approximately $5,466,000 during the nine months ended December 31, 2004. In addition to closing fewer lots during the nine month period ending December 31, 2005, the average selling price of those lots was $58,000 as compared to $73,000 for the nine month period ending December 31, 2004.

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

As a result of the aforementioned, the Company’s net income after taxes and allocation of the income (loss) to the joint venture partner was approximately $1,222,000 ($0.09 per share) and $908,000 ($0.06 per share) for the nine months ended December 31, 2005 and 2004, respectively. The Company’s net income was approximately $199,000 ($0.01 per share) and $168,000 ($.01 per share) for the three months ended December 31, 2005 and 2004, respectively.

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

As a result of the cyclical nature of the projects we are currently developing, and the delays caused by the hurricanes, the Company continues to maintain a significant backlog of homes expected to be delivered in the current and next two fiscal years. As of December 31, 2005, contracts are in place for closing 300 homes and lots, of which 103 are scheduled to close in the current fiscal year. The anticipated revenue associated with these contracts totals approximately $109,704,000, of which approximately $35,006,000 is associated with units scheduled to close in the fiscal year ending March 31, 2006, and the remaining approximately $74,738.000 is associated with the 197 units scheduled to close in the fiscal years ending March 31, 2007 and 2008. The table below summarizes the contracts and associated revenue in place as of December 31, 2005:

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

During the three-month period ended December 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

December 31, 2005

ASSETS
Cash and cash equivalents	$2,290,475
Inventories	61,913,084
Property and equipment, net	423,774
Other assets	510,335

Total	$65,137,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and notes payable	$36,643,308
Notes payable - related party	950,854
Accounts payable and accrued expenses	7,880,650
Customer deposits and advances	12,146,825

Total liabilities	57,621,637

Interest of joint venture partners	3,420,968

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Series A, $.10 par value; 100,000,000 shares authorized; none issued
Series B, $.10 par value; 2,500,000 shares authorized; none issued
Common stock, $.10 par value; 500,000,000 shares authorized;
14,222,977 shares issued and outstanding	1,458,122
Additional paid-in capital	(135,069)
Retained earnings	2,772,010

Total stockholder's equity	7,516,031

Total	$65,137,668

CONDENSED CONSOLIDATED STATEMENT OF INCOME

NINE AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2005	2004	2005	2004
Revenue:
Home and lot sales	$33,956,300	$44,486,519	$13,499,280	$9,863,052
Other	291,901	77,307	43,454	12,595

Totals	34,248,201	44,563,826	13,542,734	9,875,647

Costs and expenses:
Cost of sales	27,365,151	35,984,686	11,520,809	7,328,889
Selling	1,946,100	3,410,210	675,218	1,008,059
General and administrative	2,634,189	1,650,309	1,086,679	615,193
Interest	131,017	136,971	42,654	47,455

Totals	32,076,457	41,182,176	13,325,360	8,999,596

Income(loss) from operations	2,171,744	3,381,650	217,373	876,051

Income(loss) applicable to interest of joint venture partners	(33,733)	1,860,267	68,844	588,100

Income (loss) before income taxes	2,138,011	1,521,383	286,217	287,951

Provision for income taxes	915,598	613,000	86,949	120,001

Net income(loss)	$1,222,413	$908,383	$199,268	$167,950

Basic earnings (loss) per share	$0.09	$0.06	$0.01	$0.01

Basic weighted average shares outstanding	14,243,820	14,182,977	14,285,279	14,182,977

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

See Notes to Condensed Consolidated Financial Statements

WHITEHALL LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Whitehall Limited, Inc. and Subsidiaries (the “Company”) as of December 31, 2005, their results of operations for the nine and three months ended December 31, 2005 and 2004 and their cash flows for the nine months ended December 31, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended March 31, 2005 and the notes thereto and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended March 31, 2005 that was previously filed with the SEC.

The results of the Company’s operations for the nine and three months ended December 31, 2005 are not necessarily indicative of the results of operations for the full year ending March 31, 2006.

Significant accounting policies and line of business have not changed from those described in the 2005 Form 10-KSB.

Note 2 — Earnings (loss) per common share:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations for the nine and three months ended December 31, 2005 and 2004 because there were no dilutive securities outstanding.